Form 10-Q
period 1999-03-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 1999-05-17
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                       OR

    [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from                     to

                       COMMISSION FILE NUMBER  333-56857
                                               333-56857-01
                                               333-56857-02

                         ALLIANCE LAUNDRY SYSTEMS LLC
                         ALLIANCE LAUNDRY CORPORATION
                         ALLIANCE LAUNDRY HOLDINGS LLC
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                 39-1927923
          DELAWARE                                 39-1928505
          DELAWARE                                 52-2055893
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                                  P.O. BOX 990
                          RIPON, WISCONSIN 54971-0990
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (920) 748-3121
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes [   ]   No [ X ]

On May 11, 1999, all of the voting units of Alliance Laundry Systems LLC were held by Alliance Laundry Holdings LLC and all of the common stock of Alliance Laundry Corporation were held by Alliance Laundry Systems LLC.

                         Alliance Laundry Systems LLC
                                   Form 10-Q
                     For The Quarter Ended March 31, 1999

                               Table of Contents

                                                                                             Page No.
                                                                                             --------
PART I      Financial Information

Item 1.     Financial Statements

            Condensed Balance Sheets as of March 31, 1999 and December 31, 1998                   3

            Condensed Statements of Income for the quarter ended March 31, 1999 and
            March 29, 1998                                                                        4

            Condensed Statements of Cash Flows for the quarter ended March 31, 1999 and March
            29, 1998                                                                              5

            Notes to Unaudited Condensed Financial Statements                                     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                           12

PART II     Other Information

Item 1.     Legal Proceedings                                                                    20

Item 2.     Changes in Securities                                                                20

Item 3.     Defaults upon Senior Securities                                                      20

Item 4.     Submission of Matters to a Vote of Security Holders                                  20

Item 5.     Other Information                                                                    20

Item 6.     Exhibits and Reports on Form 8-K                                                     20

Signatures                                                                                       21

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         ALLIANCE LAUNDRY HOLDINGS LLC
                           CONDENSED BALANCE SHEETS
                                (in thousands)


                                                            March 31,           December 31,
                                                               1999                 1998
                                                           -----------          ------------
                   Assets                                  (Unaudited)

Current assets:
  Cash                                                     $   3,830            $   4,839
  Cash-restricted..............................                1,053                2,084
  Accounts receivable, net.....................               33,990               21,421
  Inventories, net.............................               31,774               30,443
  Prepaid expenses and other...................                7,671                8,900
                                                         -----------          -----------
    Total current assets.......................               78,318               67,687
Notes receivable...............................               10,476               10,036
Property, plant and equipment, net.............               60,621               62,264
Goodwill, net..................................               49,443               49,819
Debt issuance costs, net.......................               14,336               14,940
Other assets...................................                9,251                9,458
                                                         -----------          -----------
    Total assets...............................            $ 222,445            $ 214,204
                                                         ===========          ===========

        Liabilities and Members' Deficit

Current liabilities:
  Accounts payable.............................            $  16,190            $   8,617
  Finance program obligation...................                4,066                5,154
  Other current liabilities....................               24,366               24,538
                                                         -----------          -----------
    Total current liabilities..................               44,622               38,309

Long-term debt:

  Senior credit facility.......................              200,000              200,000
  Senior subordinated notes....................              110,000              110,000
  Junior subordinated note.....................               10,546               10,124
Other long-term liabilities....................                1,099                1,083
                                                         -----------          -----------
    Total liabilities..........................              366,267              359,516
Commitments and contingencies (See Note 6)
Mandatorily redeemable preferred equity........                6,000                6,000
Members' deficit...............................             (149,822)            (151,312)
                                                         -----------          -----------
    Total liabilities and members' deficit.....            $ 222,445            $ 214,204
                                                         ===========          ===========

                         ALLIANCE LAUNDRY HOLDINGS LLC
                             STATEMENTS OF INCOME
                                (in thousands)



                                                     Quarters Ended
                                                   ----------  ---------
                                                    March 31,   March 29,
                                                       1999      1998
                                                   ----------  ---------
                                                        (Unaudited)
  Net sales:
     Commercial laundry.........................     $51,787    $51,725
     Appliance Co. consumer laundry.............      18,955     23,296
     Service parts..............................       8,546      8,274
                                                   ----------  ---------
                                                      79,288     83,295

  Cost of sales.................................      58,790     63,945
                                                   ----------  ---------
  Gross profit..................................      20,498     19,350
                                                   ----------  ---------

  Selling, general and administrative expense...      10,495     10,540
  Nonrecurring costs............................         446         -
                                                   ----------  ---------
  Total operating expenses......................      10,941     10,540
                                                   ----------  ---------
     Operating income...........................       9,557      8,810
  Interest expense..............................       8,040         -
  Other income (expense), net...................         (27)       (40)
                                                   ----------  ---------
     Income before taxes........................       1,490      8,770
  Provision for income taxes....................           -      3,385
                                                   ----------  ---------
     Net income.................................     $ 1,490    $ 5,385
                                                   ==========  =========

                         ALLIANCE LAUNDRY HOLDINGS LLC
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 Quarters Ended
                                                             ---------------------
                                                             March 31,   March 29,
                                                               1999        1998
                                                             ---------  ----------
                                                                  (Unaudited)

  Cash flows from operating activities:
    Net income..............................................   $  1,490   $  5,385
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.........................      4,310      3,728
      Non-cash junior subordinated note interest............        422         -
      (Gain) loss on sale of property, plant and equipment..         27         40
      Changes in assets and liabilities:
        Accounts and notes receivable.......................    (13,009)   (21,017)
        Inventories.........................................     (1,331)    (2,636)
        Other assets........................................      1,330     (1,867)
        Accounts payable....................................      7,573      3,754
        Finance program obligation..........................        (57)    32,329
        Other liabilities...................................      1,403     (1,821)
                                                               ---------  ---------
      Net cash provided by (used in) operating activities...      2,158     17,895
                                                               ---------  ---------
  Cash flows from investing activities:
    Additions to property, plant and equipment..............     (3,197)    (1,245)
    Proceeds on disposal of property, plant and equipment...         30        816
                                                               ---------  ---------
      Net cash provided by (used in) investing activities...     (3,167)      (429)
                                                               ---------  ---------

  Cash flows from financing activities:
    Transfers to Parent.....................................          -    (17,066)
                                                               ---------  ---------
      Net cash provided by (used in) financing activities...          -    (17,066)
                                                               ---------  ---------

  Increase in cash..........................................     (1,009)       400
  Cash at beginning of period...............................      4,839      1,208
                                                               ---------  ---------
  Cash at end of period.....................................   $  3,830   $  1,608
                                                               =========  =========

               Notes to Unaudited Condensed Financial Statements

NOTE 1.  BASIS OF PRESENTATION

     The unaudited financial statements as of and for the quarter ended March 31, 1999 present the financial position and results of operations of Alliance Laundry Holdings LLC (the "Company") following the May 1998 recapitalization (the "Recapitalization") and merger discussed in Note 2. The merger has been accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities is unchanged. The financial statements as of and for the quarter ended March 31, 1999 represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position and operating results of the Company for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. Certain amounts in the March 29, 1998 financial statements have been reclassified to conform to the current year financial presentation.

     This report on Form 10-Q for the quarter ended March 31, 1999 should be read in conjunction with the audited financial statements presented in the Company's Registration Statement on Form S-4 (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 1998.


NOTE 2.  MERGER OF BUSINESS

OVERVIEW

     On May 5, 1998, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Bain/RCL, L.L.C., a Delaware limited liability company ("Bain LLC"), RCL Acquisitions LLC ("MergeCo"), Raytheon Commercial Laundry LLC and Raytheon Company ("Raytheon"), MergeCo was merged with and into Raytheon Commercial Laundry LLC (the "Merger") with Raytheon Commercial Laundry LLC being the surviving entity. Immediately following the merger Raytheon Commercial Laundry LLC was renamed to "Alliance Laundry Holdings LLC". Prior to the Merger, Raytheon owned 100% of the equity securities of Raytheon Commercial Laundry LLC, and Bain LLC, the BRS Investors (as defined), and certain members of management owned 100% of the equity securities of MergeCo. As a result of the Merger (i) Raytheon's limited liability company interest in Raytheon Commercial Laundry LLC was converted into the right to receive (a) an aggregate amount of cash equal to $339.5 million, subject to pre-closing and post-closing adjustments (b) a junior subordinated promissory note from the Company in the original principal amount of $9.0 million which matures in 2009 (c) preferred membership interests of the Company with a liquidation value of approximately $6.0 million which are mandatorily redeemable in 2009 and (d) common membership units of the Company representing 7% of the total common membership interests of the Company and (ii) Bain LLC's, the BRS Investors' and certain management members' limited liability company interests in MergeCo were converted into the right to receive up to 93% of the total common membership interests of the Company.

     Simultaneous with the consummation of the Merger and each of the other related transactions (the "Closing"), the Company contributed substantially all of its assets and liabilities to Alliance Laundry Systems LLC, a newly formed limited liability company ("Alliance Laundry"). Immediately after the consummation of the transactions, Alliance Laundry became the only direct subsidiary of the Company and succeeded to substantially all of the assets and liabilities of the Company. Subsequent to May 4, 1998, Alliance Laundry comprises all of the operating activities of the Company.

     The transactions contemplated by the Merger Agreement (the "Transactions") were funded by: (i) $200.0 million of term loan borrowings by Alliance Laundry;
(ii) $110.0 million of senior subordinated notes of Alliance Laundry and Alliance Laundry Corporation due in 2008 (substantially all of the amounts in clauses (i) and (ii) were distributed by Alliance Laundry to the Company to fund the Merger and to fund related fees and expenses); (iii) the issuance by the Company of a junior subordinated promissory note in the original principal amount of $9.0 million; (iv) the issuance by the Company of the mandatorily redeemable preferred membership interests with a liquidation value of $6.0 million; (v) the investors' equity contributions by Bain LLC, the BRS Investors and certain members of management of $47.1 million and (vi) retained equity of Raytheon of $3.5 million. Each of the transactions was conditioned upon consummation of each of the others, and consummation of each of the transactions occurred simultaneously.

SENIOR CREDIT FACILITY

     In connection with the Transactions, Alliance Laundry entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers Inc. acted as arranger and Lehman Commercial Paper Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of Alliance Laundry's senior subordinated notes. The Term Loan Facility requires no principal payments during the first two years and amortizes at the rate of $1.0 million per year for years three through five, $40.0 million for year six and $157.0 million for year seven. Alliance Laundry is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined. No excess cash flow payment was required for the period ended March 31, 1999.

     Effective March 10, 1999, the Company entered into a $67 million interest rate swap agreement with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which has a term of three years, the Company pays a fixed rate of 4.962% and receives quarterly interest payments based upon LIBOR. The differential between the fixed and floating interest rates under the swap is accrued as interest rates change and is recorded as an adjustment of interest expense. The fair value of the interest rate swap is the amount which the Company would receive or pay to terminate the instrument at the reporting date. At March 31, 1999, the amount required to settle the swap would not have had a material adverse effect on the Company's business, financial condition and results of operations.

SENIOR SUBORDINATED NOTES

     Also on May 5, 1998, Alliance Laundry and its wholly owned subsidiary, Alliance Laundry Corporation, issued $110.0 million of 9 5/8% senior subordinated notes due in 2008 (the "Notes") to Lehman Brothers Inc. and Credit Suisse First Boston Corporation (the "Initial Purchasers"). The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions.

JUNIOR SUBORDINATED PROMISSORY NOTE

     Upon the consummation of the Merger, the Company issued a junior subordinated promissory note (the "Junior Note") in the principal amount of $9.0 million due August 21, 2009, to Raytheon. Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter. The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein. Interest which accrues on the Junior Note is payable in-kind.

PREFERRED EQUITY

     Upon consummation of the Merger, the Company issued mandatorily redeemable preferred membership interests (the "Seller Preferred Equity") with a liquidation value of $6.0 million to Raytheon. The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a change of control (as defined in the Amended and Restated Limited Liability Company Agreement), (ii) any initial public offering or (iii) August 21, 2009. The holders of the Seller Preferred Equity are entitled to receive distributions from the Company in an amount equal to their unreturned capital (as defined therein) prior to distributions in respect of any other membership interests of the Company.

ASSET BACKED FACILITY

     In connection with the Transactions, Alliance Laundry entered into a five year $250.0 million revolving loan agreement (the "Asset Backed Facility") through Alliance Laundry Receivables Warehouse LLC ("ALRW"), its special purpose single member limited liability company, to finance trade receivables and notes receivable related to equipment loans with Lehman Commercial Paper Inc. (the "Facility Lender"), an affiliate of Lehman Brothers Inc. Alliance Laundry offers equipment financing to end-users of its commercial laundry equipment to assist in their purchases of new equipment from Alliance Laundry's distributors or, in the case of route operators, from Alliance Laundry. Alliance Laundry, as servicing agent retains collection and administrative responsibilities for the accounts and notes sold.


NOTE 3   NONRECURRING ITEMS

     During the fourth quarter of 1998, the Company recorded a $4.5 million restructuring charge associated with the closing of the Company's Latin American coin laundromat operations. A decision was made to close these operations because of continued unprofitable performance. The charge includes $1.5 million for the estimated loss on the sale of company-owned drycleaning and laundry stores representing the excess of the carrying value of assets relating to these stores over estimated proceeds from sale, $1.4 million for the write-off of the unamortized balance of the LaveRap tradename and franchise rights which were purchased in 1996 for use in developing coin laundromats in Latin America, $0.9 million for severance and related benefits arising from the termination of 41 employees and $0.7 million for certain other expenses associated with discontinuing the Latin American operations. The carrying value of assets held for disposal at March 31, 1999 is not material. The Company anticipates that all stores will be sold during 1999. The components of the restructuring charge and its utilization are summarized as follows:


                                                     Balance at     Utilized in 1999     Balance at
                                                    December 31,  -------------------     March 31,
                                                        1998       Cash    Non-cash         1999
                                                    ------------  ------- -----------    ----------
 Estimated loss on sale of stores.................   $  1,469    $      -   $(1,429)     $   40
 Write-down of intangible assets..................          -           -         -           -
 Write-down of other assets.......................        656           -      (187)        469
 Employee termination and severance benefits......        680        (483)        -         197
 Other............................................         82           -       (82)          -
                                                     ---------    --------  --------     -------
 Total............................................   $  2,887     $  (483)  $(1,698)     $  706
                                                     =========    ========  ========     =======

     The Company's Latin American operations generated net sales of $0.2 million and an operating loss of $0.2 million for the quarter ended March 31, 1999.

     The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Recapitalization. During 1999, the Company incurred approximately $0.4 million in expense associated with payments under these agreements. Payments under this program continue through November of 1999.


NOTE 4.  INVENTORIES

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                                         March 31, 1999       December 31, 1998
                                                         --------------       -----------------
                                                          (Unaudited)
Materials and purchased parts                                  $13,499                  $14,296
Work in process                                                  3,331                    3,280
Finished goods                                                  18,704                   16,571
Less: inventory reserves                                        (3,760)                  (3,704)
                                                          ------------        -----------------
                                                               $31,774                  $30,443
                                                          ============        =================

NOTE 5.  CONDENSED FINANCIAL INFORMATION OF ALLIANCE LAUNDRY SYSTEMS LLC

     As discussed more fully in Note 2, substantially all of the assets and liabilities of the Company were transferred to Alliance Laundry, a wholly owned subsidiary of the Company, in connection with the Merger. Therefore, the historical financial statements of Alliance Laundry are the same as the historical financial statements of the Company prior to the Merger inasmuch as Alliance Laundry did not exist prior to that time. Subsequent to the Merger, Alliance Laundry is the only direct subsidiary of the Company and comprises all of the Company's operating activities.

     In connection with the Merger, Alliance Laundry and its wholly owned subsidiary, Alliance Laundry Corporation, issued the $110 million of senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the Notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the Notes and has no operating activities independent of Alliance Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized unaudited financial information of Alliance Laundry as of March 31, 1999 and for the three months then ended is presented below.

                                                 March 31,
                                                    1999
                                                 ---------
                                                (Unaudited)

Current assets...............................  $   78,318
Noncurrent assets............................     144,127
                                                 ---------
                                                $ 222,445
                                                 =========

Current liabilities..........................  $   44,622
Long-term debt...............................     310,000
Other long-term obligations..................       1,099
Member's deficit.............................    (133,276)
                                                 ---------
                                                $ 222,445
                                                 =========

                                              For the Quarter
                                                   Ended
                                                 March 31,
                                                   1999
                                                 ---------
                                                (Unaudited)

Net sales....................................  $   79,288

Gross profit.................................      20,498
Selling, general and administrative expense..      10,495
Nonrecurring costs...........................         446
                                                 ---------
Operating income.............................       9,557
Interest expense.............................       7,618
Other income (expense), net..................         (27)
                                                 ---------
Income before taxes..........................  $    1,912
                                                 =========

NOTE 6.  COMMITMENTS AND CONTINGENCIES

     On April 17, 1998, Amana Company, L.P. ("Appliance Co.") filed suit in the United States District Court for the Southern District of New York against Raytheon and Alliance Laundry seeking (i) declaratory relief that Alliance Laundry is bound by a non-compete agreement between Appliance Co. and Raytheon that prohibits the participation by Raytheon and corporate affiliates of Raytheon in the consumer retail distribution laundry market, and (ii) unspecified damages from Raytheon and Alliance Laundry for breach of the non-compete agreement. On June 2, 1998, Appliance Co. filed an amended complaint reiterating the allegations of the original complaint and also asserting that, by virtue of the manner in which they consummated the sale of Alliance Laundry by Raytheon, both Alliance Laundry and Bain Capital, Inc. ("Bain") tortiously interfered with the non-compete agreement between Appliance Co. and Raytheon. Appliance Co. now claims to be entitled to damages in excess of $100 million and also contends that, if Alliance Laundry is not bound by the non-compete agreement, then Appliance Co. should also be relieved of any obligations under the non-compete agreement. The defendants dispute all Appliance Co. allegations, deny that Appliance Co. is entitled to any damages and have filed motions to dismiss all claims pertaining to the non-compete agreement, which are still pending. Raytheon has agreed to pay the attorneys' fees and costs incurred by Alliance Laundry and Bain in contesting this lawsuit. There can be no assurance, however, that Alliance Laundry will prevail in the lawsuit and, accordingly, Alliance Laundry may be prohibited for some period of time from participating in the consumer retail distribution laundry market. Alliance Laundry does not currently participate in this market. In addition, although the Company does not believe that it is reasonably likely that Appliance Co. will prevail in the lawsuit, if Appliance Co. did prevail, the Company could be required to pay the claimed damages in excess of $100 million and if so, such payment would have a material adverse effect on the Company's business, financial condition and results of operations.

     In late January 1999, Appliance Co. filed another amended complaint to add claims against Raytheon and the Company in connection with the Horizon washing machine, a "single-pocket" frontload washing machine that was being readied for volume production as of the time when Raytheon (the former parent of the Company) was completing the sale of its consumer appliances business to Appliance Co. (the "Appliance Co. Transaction"). Appliance Co. alleges that both Raytheon and the Company subsequently breached their contractual obligations with respect to preparing the Horizon for volume production and misrepresented the readiness of the Horizon for volume production. Both the Company and Raytheon are moving to dismiss these claims. Appliance Co. also alleges that the Company has breached its contractual obligations to provide competent engineering services in connection with preparing the Horizon for volume production and also breached its duty of due care in the course of providing Appliance Co. with these engineering services. Appliance Co. seeks damages for (i) the profits it claims to have lost by virtue of not being able to sell the Horizon, (ii) the damage to its commercial standing that is allegedly attributable to its sale of defective washers to critical customers, and (iii) the expenses it incurred in preparing for volume production of the Horizon. In addition, Raytheon has agreed to hold the Company harmless against claims pertaining to the Horizon and to reimburse the Company for any fees incurred in defending these claims.

     On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. Raytheon also filed suit that same day in Massachusetts Superior Court for the county of Middlesex seeking the same relief; the suit was dismissed by Raytheon without prejudice in March 1999. The Company believes that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company and Bain LLC have filed counterclaims and claims, respectively, seeking damages in excess of $30 million from Raytheon.

     Pursuant to the Merger Agreement, Bain LLC, the Company and Raytheon have agreed on a post-closing price adjustment of $2.8 million due to the Company from Raytheon, as a result of a dispute regarding working capital levels as of the Closing. The parties have agreed this amount will not be paid to the Company until the resolution of the arbitration discussed above or this amount will be offset against any amounts due to Raytheon from the Company as a result of such arbitration, and as such, this amount has not been reflected in the accompanying financial statements.

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE 7.  COMPREHENSIVE INCOME

     Comprehensive Income totaled $1,490,000 and $5,385,000 for the three months ended March 31, 1999 and March 29, 1998, respectively. Comprehensive Income is comprised entirely of net income for both periods.

NOTE 8.  SEGMENT INFORMATION

     Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into categories based upon products and services broken down primarily by markets. Commercial laundry equipment and service parts, including sales to international markets, are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to the Company's finance program which supports its commercial laundry operations. The Company's primary measure of operating performance is gross profit which does not include an allocation of any selling or product distribution expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for its operating units, the Company also does not allocate certain manufacturing costs, including manufacturing variances and warranty and service support costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, tools, supplies, utilities, property taxes and insurance. The Company does not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments are as follows:

                                                                             Quarter Ended
                                           ------------------------------------------------------------------------------
                                                       March 31, 1999                             March 29, 1998
                                           -----------------------------------         ----------------------------------
                                                 Net              Gross Profit                Net            Gross Profit
                                                Sales                                        Sales
                                           --------------       --------------         ---------------     --------------

Commercial laundry.........................       $60,333              $21,967                 $59,999            $21,697
Appliance Co. consumer  laundry............        18,955                  489                  23,296                804
                                           --------------       --------------         ---------------     --------------
                                                  $79,288               22,456                 $83,295             22,501
                                           ==============                              ===============
Other manufacturing costs..................                             (1,958)                                    (3,151)
                                                                --------------                             --------------
  Gross profit as reported.................                            $20,498                                    $19,350
                                                                ==============                             ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the financial condition and results of operations covers periods before the consummation of the Transactions. In connection with the Transactions, the Company has entered into financing arrangements and significantly altered its capital structure. As a result of the Transactions, the Company is operating as a stand-alone entity for the first time, and the historical financial statements reflect management's estimates of certain costs associated with operating as a stand-alone entity and reflect taxes that are not applicable to the Company following the consummation of the Transactions. Accordingly, the results of operations for the periods subsequent to the consummation of the Transactions will not necessarily be comparable to prior periods.

     The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. The Company's commercial products are sold to three distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons. In addition, pursuant to a supply agreement with Appliance Co., the Company supplies consumer washing machines to the consumer appliance business of Appliance Co. for sale at retail.

     This discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Registration Statement on Form S-4 (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to The Quarter Ended March 29, 1998


The following table sets forth the Company's historical net sales for the periods indicated:

                                                     Quarter  Ended
                                         -------------------------------------
                                             March 31,             March 29,
                                               1999                  1998
                                         ---------------       ---------------
                                                  (Dollars in millions)
Net sales
  Commercial laundry                              $ 51.8                $ 51.7
  Appliance Co. consumer laundry                    19.0                  23.3
  Service parts                                      8.5                   8.3
                                         ---------------       ---------------
                                                  $ 79.3                $ 83.3
                                         ===============       ===============

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                                  Quarter Ended
                                                     -------------------------------------
                                                         March 31,             March 29,
                                                           1999                  1998
                                                     ---------------       ---------------
  Net sales                                              100.0%                100.0%
  Cost of sales                                           74.1%                 76.8%
  Gross profit                                            25.9%                 23.2%
  Selling, general and administrative expense             13.2%                 12.6%
  Nonrecurring costs                                       0.6%                  0.0%
  Operating income                                        12.1%                 10.6%
     Net income                                            1.9%                  6.5%

     Net sales. Net sales for the quarter ended March 31, 1999 decreased $4.0 million, or 4.8%, to $79.3 million from $83.3 million for the quarter ended March 29, 1998. This decrease was attributable to lower consumer laundry equipment sales of $4.3 million partly offset by increases in service part sales, $0.2 million, and commercial laundry sales, $0.1 million. The decrease in consumer laundry equipment sales was due to unusually high sales to this customer in 1998 to support product promotions which Appliance Co. had in place at that time. The increase in commercial laundry sales was due to higher North American equipment sales of $0.9 million and higher international sales of $0.1 million, offset by lower earnings from the Company's off-balance sheet equipment financing program of $0.9 million. North American equipment sales were higher to multi-housing and on-premise laundry customers. The equipment financing program earnings were lower due to a large volume of promissory notes related to a single customer which were sold in the first quarter of 1998.

     Gross profit. Gross profit for the quarter ended March 31, 1999 increased $1.2 million, or 5.9%, to $20.5 million from $19.3 million for the quarter ended March 29, 1998. This increase was primarily attributable to manufacturing efficiencies implemented during 1998 and the first quarter of 1999 as well as margins related to the increase in North American equipment sales. This increase was partially offset by the decreased volume of consumer laundry sales to Appliance Co. and lower earnings related to the Company's off-balance sheet equipment financing program. Gross profit as a percentage of net sales increased to 25.9% for the quarter ended March 31, 1999 from 23.2% for the quarter ended March 29, 1998. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies noted above.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended March 31, 1999 did not change from the $10.5 million for the quarter ended March 29, 1998. Within selling, general and administrative expenses, selling expenses were lower due to the timing of product promotional programs and administrative expenses were lower related to management bonus and fringe benefit expenses. These lower expenses were offset by costs of being a stand-alone business entity (resulting from the May 5, 1998 transaction) and by higher product development expenses. Selling, general and administrative expenses as a percentage of net sales increased to 13.2% for the quarter ended March 31, 1999 from 12.6% for the quarter ended March 29, 1998 as a result of the lower consumer laundry sales which, in general, have limited impact on selling, general and administrative expenses.

     Nonrecurring costs. Nonrecurring costs for the quarter ended March 31, 1999 were $0.4 million, with no nonrecurring costs recorded for the quarter ended March 29, 1998. Nonrecurring costs are comprised entirely of employee retention costs.

     Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 1999 increased $0.8 million, or 8.5%, to $9.6 million from $8.8 million for the quarter ended March 29, 1998. Operating income as a percentage of net sales increased to 12.1% for the quarter ended March 31, 1999 from 10.6% for the quarter ended March 29, 1998.

     Interest Expense. Interest expense for the quarter ended March 31, 1999 was $8.1 million, with no interest expense recorded for the quarter ended March 29, 1998. The increase is attributable to interest expense on debt issued in connection with the Recapitalization.

     Income Taxes. There was no provision for income taxes for the quarter ended March 31, 1999, as compared to a provision of $3.4 million for the quarter ended March 29, 1998. Effective May 5, 1998 the Company is a stand-alone limited liability company and is no longer subject to federal and most state income taxes.

     Net Income. As a result of the foregoing, net income for the quarter ended March 31, 1999 decreased $3.9 million, or 72.3%, to $1.5 million from $5.4 million for the quarter ended March 29, 1998. Net income as a percentage of net sales decreased to 1.9% for the quarter ended March 31, 1999 from 6.5% for the quarter ended March 29, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Post-Transactions.

     Following the Transactions, the Company's principal sources of liquidity are cash flows generated from operations and borrowings under the $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 1999 will not exceed $16.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. The Company has incurred substantial indebtedness in connection with the Transactions. As of March 31, 1999, the Company has $320.5 million of combined indebtedness outstanding.

     At March 31, 1999 the Company had outstanding debt of $200.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes and had $66.5 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $29.0 million at March 31, 1999 in additional indebtedness under the Revolving Credit Facility.

     The $200.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

    Year                                 Amount Due
    ----                                ------------
                                        (Dollars in
                                          millions)
    1999................................  $   0.0
    2000................................  $   0.5
    2001................................  $   1.0
    2002................................  $   1.0
    2003................................  $  20.5
    2004................................  $  98.5
    2005................................  $  78.5

     The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate in 2003.

     Concurrent with the Closing of the other Transactions, the Company entered into the Asset Backed Facility, which provides $250.0 million of off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

     The Company's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the

Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Historical

     Cash generated from operations for the three months ended March 31, 1999, of $2.2 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital. The working capital investment in accounts receivable at March 31, 1999 of $34.0 million increased $12.6 million as compared to the balance of $21.4 million at December 31, 1998, which was primarily attributable to selling fewer accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The working capital investment in accounts payable at March 31, 1999 of $16.2 million decreased $7.6 million as compared to the balance of $8.6 million at December 31, 1998. The accounts payable balance at December 31, 1998 reflected lower purchases and production in December of 1998 as compared to March of 1999.

     Net cash provided by operating activities for the quarter ended March 31, 1999 of $2.2 million decreased by $15.7 million as compared to the quarter ended March 31, 1998. This decrease was primarily due to lower net income of $3.9 million and lower net cash provided by changes in assets and liabilities of $12.8 million. The net cash impact from changes in assets and liabilities for the quarter ended March 29, 1998 of $8.7 million was largely due to an increase in accounts and notes receivable financed under the Company's internal financing program with Falcon Asset Securitization Corporation (the "Buyer"), a wholly-owned subsidiary of First Chicago/NBD.

     Prior to the Transactions, cash had been transferred between the Company and Raytheon based on the Company's cash position. For the period from January 1, 1998 through March 31, 1998, the Company transferred cash to Raytheon of $17.1 million, which was generated substantially through the sale of trade receivables during the first quarter of 1998 and from the Company's earnings before depreciation and amortization.

Capital Expenditures

     The Company's capital expenditures for the three months ended March 31, 1999 and March 29, 1998 were $3.2 million and $1.2 million, respectively. Capital spending in 1999 was principally oriented toward reducing manufacturing costs and transitioning dryer production from Appliance Co. to the Ripon manufacturing facility, while spending in 1998 was principally oriented toward reducing manufacturing costs and transitioning the frontload washer from Appliance Co. to the Company's Ripon manufacturing facility.


YEAR 2000

     The Company has completed the evaluation of its computer operating systems that would potentially be disrupted upon the turn of the century as a result of the Year 2000 Issue. As of April 1999, the Company estimates that it is Year 2000 compliant on over 85% of all business-related software and hardware and that it will be fully compliant by the end of the fourth quarter of 1999.


     The Company's current status with respect to both information technology ("IT") and Non-IT systems is as follows:

IT software/hardware

     The Company believes that its Infinium financial system applications, including general ledger, accounts receivable, payroll, human resources and accounts payable subsystems, and its Mapics manufacturing systems applications are currently Year 2000 ready. In addition, the Company has conducted a comprehensive analysis of its Data3 manufacturing and internally developed order processing and warehouse location inventory systems for which Year 2000 readiness may be an issue. Impacted files within such systems and the programs which access them have been triaged according to urgency based on critical functionality and the time period during which readiness will become an issue. As of April 1999, the Company estimates that 85% of the files and programs are Year 2000 ready and expects all files and programs to be Year 2000 ready by December 1999. In addition, software suppliers have provided Year 2000 ready releases of the Company's Strategy Loan Management (implemented prior to year end 1998) and Salestax Reporting (implemented February 1999) systems.

     Based on the triage approach, ongoing testing in a development environment and advanced implementation of changes to critical systems, the Company currently anticipates that any Year 2000 vulnerability with respect to its IT software and hardware will be encountered and corrected in advance of a crisis situation. All effectivity date processing changes and critical date display functions were completed and implemented by the end of the first quarter of 1999.

     The Company has completed an audit of IT hardware within the organization. Results indicate that the AS400 processing platform is Year 2000 ready and, as of April 1999, over 80% of the network, network software, printers and PCs in place throughout the organization are Year 2000 compliant. The network and network software will be upgraded with Year 2000 ready releases provided by suppliers during the third quarter of 1999. Phased upgrades to Company PCs and printers are planned during 1999 with periodic reassessment to ensure ongoing Year 2000 readiness. The Company's phone system will be upgraded for Year 2000 readiness in the second quarter of 1999.

     The Company currently believes that the worst case scenario with regard to IT would be the malfunction of a non-critical or sporadically used application. Although the Company believes this scenario to be unlikely, manual back-up procedures for these types of functions currently exist and would be initiated in the event of a Year 2000 readiness issue. Such malfunctions, if they were to occur, would be prioritized in conjunction with other critical projects being addressed at the time that the Year 2000 readiness issue arises.

Non-IT software/hardware

     The Company began implementation of a coordinated effort in September 1998 to include every department in the challenge of ensuring Year 2000 readiness in Non-IT areas. Areas that were assessed included office machines, security access devices, Uninterrupted Power Sources, maintenance control chips within equipment used throughout the organization, robotics, process control devices, HVAC and electrical systems and Year 2000 date sensitive controlled devices. Under the direction of each functional Vice President, the Company has begun to implement programs to correct Year 2000 issues in Non-IT areas. In addition to such remedial actions, the programs include the development of contingency plans (such as additional inventory, alternate manufacturing processes, manual/procedures, etc.) for areas where Year 2000 readiness may be an issue. As of April 1999, the Company currently estimates that Year 2000 readiness for Non-IT areas is 65% complete in the Ripon facility, 80% complete in the Madisonville facility and more than 80% complete in the Marianna facility. The Company currently anticipates that all Non-IT Year 2000 issues will be addressed by December 1999.

Products, customers and suppliers

     The Company, an industry leader in the use of electronic display controls, uses micro controls, embedded chips and related software in several of its products. The Company evaluated 100% of its products for Year 2000 readiness between November 1997 and November 1998 and currently believes that its products are Year 2000 ready. The Company has prepared a product-related Year 2000 readiness Field Bulletin that is distributed to customers upon request. The Field Bulletin has been in use since the fourth quarter of 1998.

     The Company sent out Year 2000 readiness questionnaires to all suppliers in December 1998. As of April 1999, more than 75% of the Company's suppliers have responded to the questionnaire and indicated when its products and facilities will be Year 2000 ready. Based on the response to the initial questionnaire, the Company will prioritize the suppliers that could potentially have Year 2000 problems which could have a material adverse effect on the Company's operations and will formulate contingency plans to mitigate Year 2000 risk. The Company plans to routinely follow-up with suppliers to reassess and monitor Year 2000 compliance allowing contingency plans to be modified as required. Based upon our initial assessment, the Company does not believe there are significant Year 2000 issues that would have a material adverse effect on the Company's financial condition or results of operations.

Costs

     In 1996, the Company utilized outside consultants to determine the scope of the Year 2000 readiness project. This cost was commissioned by the Company's former parent and was not incurred locally. The Company secured the services of one consultant that was used for a period of 18 months to assist with some of the initial code changes required for system conversions of the highest priority. In addition, expenses incurred by the Company related to Year 2000 readiness included operating and application software upgrades, personal computer and network computer upgrades, central computer upgrade and internal IT resources required to upgrade in-house developed application software. During 1998, expenditures related to Year 2000 were $1.2 million ($0.6 million in expense and $0.6 million in capital). In 1999, the Company has budgeted another $1.5 million ($0.9 million in expense and $0.6 million in capital) to support Year 2000 related projects. The Company estimates that $0.8 million ($0.6 million in expense and $0.2 million in capital) will be needed in 2000 for equipment upgrades and clean-up projects for seldom used low priority applications that have little impact on the Company's operations or performance.

     Certain of the Company's other IT projects have been delayed due to the allocation of internal IT development staff to Year 2000 readiness issues. However, quarterly project prioritization reviews occur at which time competing critical priorities are assessed. Up to this point, resources have been considered adequate to maintain progress on the Year 2000 readiness project while supporting other strategic projects. The Company believes that such deferrals will not have a material adverse effect on the Company's financial condition and results of operations.

     While the Company believes that new software being installed into its computer system will address the Year 2000 Issue, there can be no assurance that all of the new software will be installed in time to remedy the Year 2000 Issue or that the Company's computer operating systems will not be disrupted upon the turn of the century. Any such disruption, whether caused by the Company's systems or those of any of its suppliers or customers, could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. This Statement is effective for fiscal years beginning after June 15, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. The Company does not and currently does not intend to hedge exchange rate fluctuations between United States dollars and foreign currencies. However, from time to time, the Company may enter into derivative financial instruments to hedge its interest rate exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's Registration Statement on Form S-4 (file no. 333-56857) except for the interest rate swap entered into by the Company as discussed in Note 2 to the financial statements for the quarter ended March 31, 1999.

FORWARD-LOOKING STATEMENTS

     With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in "Note 6 - Commitments and Contingencies" and "Year 2000" sections of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Registration Statement on Form S-4 (file no. 333-56857).

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

     Legal actions relating to Appliance Co. are described in Footnote 6 to the Financial Statements in Part I hereto and are incorporated by reference into
Part II.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits.
              27.1 Financial Data Schedule

         (b)  Reports on Form S-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 14th day of May 1999.



             Signature                                       Title                                Date
             ---------                                       -----                                ----

                                        Chairman and CEO
------------------------------------                                                  -----------------------------------
Thomas L'Esperance

                                        Vice President and Chief Financial Officer
------------------------------------                                                  -----------------------------------
Bruce P. Rounds

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 14th day of May 1999.



             Signature                                       Title                                Date
             ---------                                       -----                                ----

                                        Chairman and CEO
------------------------------------                                                  -----------------------------------
Thomas L'Esperance

                                        Vice President and Chief Financial Officer
------------------------------------                                                  -----------------------------------
Bruce P. Rounds

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 14th day of May 1999.



             Signature                                       Title                                Date
             ---------                                       -----                                ----

                                        Chairman and CEO
------------------------------------                                                  -----------------------------------
Thomas L'Esperance

                                        Vice President and Chief Financial Officer
------------------------------------                                                  -----------------------------------
Bruce P. Rounds