Form 10-Q
period 1999-06-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 1999-08-04
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ________________

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

                               Yes [_]   No [X]

On August 1, 1999, all of the voting units of Alliance Laundry Systems LLC were held by Alliance Laundry Holdings LLC and all of the common stock of Alliance Laundry Corporation were held by Alliance Laundry Systems LLC.

                          Alliance Laundry Systems LLC
                                   Form 10-Q
                      For The Periods Ended June 30, 1999

                               Table of Contents


                                                                                                       Page No.
                                                                                                     ------------
PART I      Financial Information

Item 1.     Financial Statements

            Condensed Balance Sheets as of June 30, 1999 and December 31, 1998                                  3

            Condensed Statements of Income for the periods ended June 30, 1999 and
            June 28, 1998                                                                                       4

            Condensed Statements of Cash Flows for the periods ended June 30, 1999 and
            June 28, 1998                                                                                       5

            Notes to Unaudited Condensed Financial Statements                                                   6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                         13

PART II     Other Information

Item 1.     Legal Proceedings                                                                                  24

Item 2.     Changes in Securities                                                                              24

Item 3.     Defaults upon Senior Securities                                                                    24

Item 4.     Submission of Matters to a Vote of Security Holders                                                24

Item 5.     Other Information                                                                                  24

Item 6.     Exhibits and Reports on Form 8-K                                                                   24

Signatures                                                                                                     25

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ALLIANCE LAUNDRY HOLDINGS LLC
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                June 30,     December 31,
                                                  1999           1998
                                               ---------     ------------
              Assets                          (Unaudited)

Current assets:
  Cash ......................................  $  3,285        $  4,839
  Cash-restricted ...........................       523           2,084
  Accounts receivable, net ..................    42,118          21,421
  Inventories, net ..........................    28,372          30,443
  Prepaid expenses and other ................     7,938           8,900
                                               --------        --------
     Total current assets ...................    82,236          67,687

Notes receivable ............................    12,795          10,036
Property, plant and equipment, net ..........    59,539          62,264
Goodwill, net ...............................    49,069          49,819
Debt issuance costs, net ....................    14,316          14,940
Other assets ................................     9,290           9,458
                                               --------        --------
     Total assets............................  $227,245        $214,204
                                               ========        ========

              Liabilities and Members' Deficit
Current liabilities:
  Accounts payable...........................  $ 19,764        $  8,617
  Finance program obligation.................     3,318           5,154
  Other current liabilities..................    22,441          24,538
                                               --------        --------
     Total current liabilities...............    45,523          38,309

Long-term debt:
  Senior credit facility.....................   200,000         200,000
  Senior subordinated notes..................   110,000         110,000
  Junior subordinated note...................    11,022          10,124

Other long-term liabilities..................     1,115           1,083
                                               --------        --------
     Total liabilities.......................   367,660         359,516

Commitments and contingencies (See Note 6)
Mandatorily redeemable preferred equity......     6,000           6,000
Members' deficit.............................  (146,415)       (151,312)
                                               --------        --------
     Total liabilities and members' deficit..  $227,245        $214,204
                                               ========        ========

                          ALLIANCE LAUNDRY HOLDINGS LLC
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                     Three Months Ended         Six Months Ended
                                                   ----------------------    ----------------------
                                                    June 30,     June 28,     June 30,    June 28,
                                                     1999         1998          1999        1998
                                                   ---------    ---------    ---------    ---------
                                                         (Unaudited)               (Unaudited)

Net sales:
  Commercial laundry............................   $  58,756    $  61,537    $ 110,543    $ 113,262
  Appliance Co. consumer laundry ...............      21,145       20,513       40,100       43,809
  Service parts ................................       8,244        7,994       16,790       16,268
                                                   ---------    ---------    ---------    ---------
                                                      88,145       90,044      167,433      173,339
Cost of sales ..................................      65,314       69,723      124,104      133,668
                                                   ---------    ---------    ---------    ---------
Gross profit ...................................      22,831       20,321       43,329       39,671
                                                   ---------    ---------    ---------    ---------

Selling, general and administrative expense ....      10,630       12,180       21,125       22,720
Nonrecurring costs .............................         448        1,241          894        1,241
                                                   ---------    ---------    ---------    ---------
Total operating expenses .......................      11,078       13,421       22,019       23,961
                                                   ---------    ---------    ---------    ---------
    Operating income ...........................      11,753        6,900       21,310       15,710
Interest expense ...............................       8,007        4,892       16,047        4,892
Other income (expense), net ....................        (117)         398         (144)         358
                                                   ---------    ---------    ---------    ---------
    Income before taxes ........................       3,629        2,406        5,119       11,176
Provision (benefit) for income taxes ...........          29         (994)          29        2,391
                                                   ---------    ---------    ---------    ---------
    Net income .................................   $   3,600    $   3,400    $   5,090    $   8,785
                                                   =========    =========    =========    =========

                          ALLIANCE LAUNDRY HOLDINGS LLC
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Six Months Ended
                                                                         -----------------------
                                                                           June 30,    June 28,
                                                                             1999        1998
                                                                         ----------   ----------
                                                                                (Unaudited)
Cash flows from operating activities:
  Net income..........................................................   $   5,090    $   8,785
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..................................       8,552        7,858
      Non-cash junior subordinated note interest .....................         898          253
      (Gain) loss on sale of property, plant and equipment ...........         144         (358)
      Deferred income taxes ..........................................          --          180
      Changes in assets and liabilities:
         Accounts and notes receivable ...............................     (23,456)      (4,311)
         Inventories .................................................       2,071       (1,795)
         Other assets ................................................         720       (6,583)
         Accounts payable ............................................      11,147        1,824
         Finance program obligation ..................................        (275)     (10,901)
         Other liabilities ...........................................        (366)       4,622
                                                                         ---------    ---------
      Net cash provided by (used in) operating activities ............       4,525         (426)
                                                                         ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment .........................      (5,989)      (3,899)
  Proceeds on disposal of property, plant and equipment ..............         596        1,866
                                                                         ---------    ---------
      Net cash provided by (used in) investing activities ............      (5,393)      (2,033)
                                                                         ---------    ---------

Cash flows from financing activities:
  Transfers to Parent ................................................        --        (15,553)
  Proceeds from senior term loan .....................................        --        200,000
  Proceeds from senior subordinated notes ............................        --        110,000
  Proceeds from junior subordinated note .............................        --          9,000
  Issuance of mandatorily redeemable preferred equity ................        --          6,000
  Issuance of common units ...........................................        --         48,882
  Debt financing costs ...............................................        (686)     (16,272)
  Distribution to Parent and related transaction costs ...............        --       (339,470)
                                                                         ---------    ---------
      Net cash provided by (used in) financing activities ............        (686)       2,587
                                                                         ---------    ---------

Increase (decrease) in cash ..........................................      (1,554)         128
Cash at beginning of period ..........................................       4,839        1,208
                                                                         ---------    ---------
Cash at end of period ................................................   $   3,285    $   1,336
                                                                         =========    =========

               Notes to Unaudited Condensed Financial Statements

NOTE 1.  BASIS OF PRESENTATION

     The unaudited financial statements as of June 30, 1999 and June 28, 1998, and for the periods ended June 30, 1999 present the financial position and results of operations of Alliance Laundry Holdings LLC (the "Company") following the May 1998 recapitalization (the "Recapitalization") and merger discussed in
Note 2. The merger has been accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities is unchanged. The financial statements as of June 30, 1999 and June 28, 1998, and for the periods ended June 30, 1999 represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

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

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. Certain amounts in the June 28, 1998 financial statements have been reclassified to conform to the current year financial presentation.

     This report on Form 10-Q for the periods ended June 30, 1999 should be read in conjunction with the audited financial statements presented in the Company's Registration Statement on Form S-4 (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 1998.


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

SENIOR CREDIT FACILITY

     In connection with the Transactions, Alliance Laundry entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers Inc. acted as arranger and Lehman Commercial Paper Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of Alliance Laundry's senior subordinated notes. The Term Loan Facility requires no principal payments during the first two years and amortizes at the rate of $1.0 million per year for years three through five, $40.0 million for year six and $157.0 million for year seven. Alliance Laundry is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined. No excess cash flow payment was required for the period ended June 30, 1999.

     Effective March 10, 1999, the Company entered into a $67 million interest rate swap agreement with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which has a term of three years, the Company pays a fixed rate of 4.962% and receives quarterly interest payments based upon LIBOR. The differential between the fixed and floating interest rates under the swap is accrued as interest rates change and is recorded as an adjustment of interest expense. The fair value of the interest rate swap is the amount which the Company would receive or pay to terminate the instrument at the reporting date. At

June 30, 1999, the amount required to settle the swap would not have had a material adverse effect on the Company's business, financial condition and results of operations.

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


NOTE 3   NONRECURRING ITEMS

     During the fourth quarter of 1998, the Company recorded a $4.5 million restructuring charge associated with the closing of the Company's Latin American coin laundromat operations. A decision was made to close these operations because of continued unprofitable performance. The charge includes $1.5 million for the estimated loss on the sale of company-owned drycleaning and laundry stores representing the excess of the carrying value of assets relating to these stores over estimated proceeds from sale, $1.4 million for the write-off of the unamortized balance of the LaveRap tradename and franchise rights which were purchased in 1996 for use in developing coin laundromats in Latin America, $0.9 million for severance and related benefits arising from the termination of 41 employees and $0.7 million for certain other expenses associated with discontinuing the Latin American operations. The carrying value of assets held for disposal at June 30, 1999 is not material. At June 30, 1999, the Company had one store remaining which is expected to be sold during 1999. The components of the restructuring charge and its utilization are summarized as follows:

                                              Balance at                            Balance at
                                             December 31,     Utilized in 1999       June 30,
                                                              ----------------
                                                1998        Cash      Non-cash         1999
                                           --------------  -------    ---------     ---------
Estimated loss on sale of stores ..........    $ 1,469    $  --       $(1,577)      $  (108)
Write-down of intangible assets ...........       --         --          --              --
Write-down of other assets ................        656       --          (507)          149
Employee termination and severance benefits        680       (601)       --              79
Other .....................................         82       --          (103)          (21)
                                               -------    --------    -------       --------
Total .....................................    $ 2,887    $  (601)    $(2,187)      $    99
                                               =======    ========    ========      ========


     The Company's Latin American operations generated net sales of $0.2 million and an operating loss of $0.2 million for the six months ended June 30, 1999.

     The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Recapitalization. During 1999, the Company incurred approximately $0.9 million in expense associated with payments under these agreements. Payments under this program continue through November of 1999.


NOTE 4.  INVENTORIES

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):


                                     June 30, 1999        December 31, 1998
                                     -------------        -----------------
                                      (Unaudited)

Materials and purchased parts              $12,364                  $14,296
Work in process                              3,230                    3,280
Finished goods                              16,791                   16,571
Less: inventory reserves                    (4,013)                  (3,704)
                                     -------------        -----------------
                                           $28,372                  $30,443
                                     =============        =================


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

     In connection with the Merger, Alliance Laundry and its wholly owned subsidiary, Alliance Laundry Corporation, issued the $110 million of senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the Notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the Notes and has no operating activities independent of Alliance Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized unaudited financial information of Alliance Laundry as of June 30, 1999 and for the three months and six months then ended is presented below.
                                                                       June 30,
                                                                        1999
                                                                      ---------
                                                                     (Unaudited)
Current assets ..........................................             $  82,236
Noncurrent assets .......................................               145,009
                                                                      ---------
                                                                      $ 227,245
                                                                      =========
Current liabilities .....................................             $  45,523
Long-term debt ..........................................               310,000
Other long-term obligations .............................                 1,115
Member's deficit ........................................              (129,393)
                                                                      ---------
                                                                      $ 227,245
                                                                      =========

                                                            Three Months   Six Months
                                                               Ended        Ended
                                                             June 30,      June 30,
                                                               1999         1999
                                                            ---------        ---------
                                                           (Unaudited)   (Unaudited)
Net sales ....................................              $  88,145        $ 167,433
Gross profit .................................                 22,831           43,329
Selling, general and administrative ..........                 10,630           21,125
Nonrecurring costs ...........................                    448              894
Operating income .............................              ---------         ---------
                                                               11,753           21,310
Interest expense .............................                  7,531           15,149
Other income (expense), net ..................                   (117)            (144)
                                                            ---------        ---------
Income before taxes ..........................              $   4,105        $   6,017
                                                            =========        =========


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

NOTE 7.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements.

     Total Comprehensive Income totaled $4,897,000 and $11,285,000 for the six months ended June 30, 1999 and June 28, 1998, respectively. Total Comprehensive Income for the six months ended June 30, 1999 is comprised of net income of $5,090,000 and Other Comprehensive Income (Loss) of ($193,000). Total Comprehensive Income for the six months ended June 28, 1998 is comprised of net income of $8,785,000 and Other Comprehensive Income (Loss) of $2,500,000. Other Comprehensive Income (Loss) is comprised entirely of unrealized holding gains and losses on available-for-sale securities.


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

                                                                         Three Months Ended
                                           ----------------------------------------------------------------------------
                                                         June 30, 1999                            June 28, 1998
                                           ---------------------------------------      -------------------------------
                                                    Net              Gross Profit             Net          Gross Profit
                                                   Sales                                     Sales
                                           -------------------    ----------------      -------------    --------------

Commercial laundry.......................              $67,000             $24,732            $69,531           $24,382
Appliance Co. consumer  laundry..........               21,145                 623             20,513               698
                                           -------------------    ----------------      -------------    --------------
                                                       $88,145              25,355            $90,044            25,080
                                           ===================                          =============
Other manufacturing costs................                                   (2,524)                              (4,759)
                                                                  ----------------                       --------------
  Gross profit as reported...............                                  $22,831                              $20,321
                                                                  ================                       ==============


                                                                               Six Months Ended
                                                -----------------------------------------------------------------------------
                                                               June 30, 1999                            June 28, 1998
                                                ---------------------------------------     ---------------------------------
                                                     Net              Gross Profit             Net           Gross Profit
                                                    Sales                                     Sales
                                                -------------------    ----------------     ---------------    --------------

Commercial laundry.......................             $127,333             $46,699            $129,530           $46,079
Appliance Co. consumer  laundry..........               40,100               1,112              43,809             1,502
                                                -------------------    ----------------     ---------------    --------------
                                                      $167,433              47,811            $173,339            47,581
                                                ===================                         ===============
Other manufacturing costs................                                   (4,482)                               (7,910)
                                                                       ----------------                        --------------
  Gross profit as reported...............                                  $43,329                               $39,671
                                                                       ================                        ==============



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

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to The Quarter Ended June 28, 1998

The following table sets forth the Company's historical net sales for the periods indicated:

                                                                            Quarter  Ended
                                                                -------------------------------------
                                                                  June 30, 1999         June 28, 1998
                                                                ---------------       ---------------
                                                                         (Dollars in millions)
Net sales
  Commercial laundry                                                     $ 58.8                $ 61.5
  Appliance Co. consumer laundry                                           21.1                  20.5
  Service parts                                                             8.2                   8.0
                                                                ---------------       ---------------
                                                                         $ 88.1                $ 90.0
                                                                ===============       ===============


The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                                             Quarter Ended
                                                                -------------------------------------
                                                                  June 30, 1999         June 28, 1998
                                                                ---------------       ---------------
  Net sales                                                           100.0%                100.0%
  Cost of sales                                                        74.1%                 77.4%
  Gross profit                                                         25.9%                 22.6%
  Selling, general and administrative expense                          12.1%                 13.5%
  Nonrecurring costs                                                    0.5%                  1.4%
  Operating income                                                     13.3%                  7.7%
     Net income                                                         4.1%                  3.8%

     Net sales. Net sales for the quarter ended June 30, 1999 decreased $1.9 million, or 2.1%, to $88.1 million from $90.0 million for the quarter ended June 28, 1998. This decrease was attributable to lower commercial laundry sales of $2.7 million partly offset by increases in consumer laundry equipment sales of $0.6 million and service part sales of $0.2 million. The decrease in commercial laundry sales was due to lower international sales of $2.9 million partly offset by higher earnings from the Company's off-balance sheet equipment financing program. International sales are affected by (i) lower sales of $2.3 million as a result of unfavorable exchange rate movements which first began impacting product sales in the second half of 1998 and (ii) lower sales of $0.6 million due to the closure of the Company's Latin American coin laundromat operations.

     Gross profit. Gross profit for the quarter ended June 30, 1999 increased $2.5 million, or 12.4%, to $22.8 million from $20.3 million for the quarter ended June 28, 1998. This increase was primarily attributable to manufacturing efficiencies implemented during 1998 and the first six months of 1999. A price increase implemented during the second half of 1998 also favorably impacted gross profit. Gross profit as a percentage of net sales increased to 25.9% for the quarter ended June 30, 1999 from 22.6% for the quarter ended June 28, 1998. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies and price increase noted above.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased $1.6 million, or 12.7%, to $10.6 million from $12.2 million for the quarter ended June 28, 1998. The decrease in selling, general and administrative expenses was primarily due to lower selling and distribution expenses of $0.9 million, lower loss recognition related to decreased sales of trade receivables through the Company's off-balance sheet special purpose entity of $0.6 million, lower expenses resulting from the closure of the Company's Latin American coin laundromat operations of $0.4 million and lower salaried fringe benefit costs of $0.3 million, which were partially offset by costs of being a stand-alone business entity (resulting from the May 5, 1998 transaction). Selling, general and administrative expenses as a percentage of net sales decreased to 12.1% for the quarter ended June 30, 1999 from 13.5% for the quarter ended June 28, 1998 as a result of the lower expenses noted above.

     Nonrecurring costs. Nonrecurring costs for the quarter ended June 30, 1999 decreased $0.8 million, or 63.9%, to $0.4 million from $1.2 million for the quarter ended June 28, 1998. Nonrecurring costs are comprised entirely of employee retention costs.

     Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 1999 increased $4.9 million, or 70.3%, to $11.8 million from $6.9 million for the quarter ended June 28, 1998. Operating income as a percentage of net sales increased to 13.3% for the quarter ended June 30, 1999 from 7.7% for the quarter ended June 28, 1998.

     Interest Expense. Interest expense for the quarter ended June 30, 1999 increased $3.1 million, or 63.7%, to $8.0 million from $4.9 million for the quarter ended June 28, 1998. The increase is attributable to interest expense on debt issued in connection with the Recapitalization. Interest expense for the quarter ended June 28, 1998 is comprised of interest from May 5, 1998 through June 28, 1998, whereas interest for the quarter ended June 30, 1999 includes an entire three months of expense.

     Income Taxes. There was no provision for income taxes for the quarter ended June 30, 1999, as compared to an income tax benefit of $1.0 million for the
quarter ended June 28, 1998.   The income tax benefit in the quarter ended June
28, 1998 resulted from the finalization of 1998 tax estimates based on May 4, 1998 year to date results as compared to normal tax estimates which are based on anticipated full year tax estimates. Effective May 5, 1998 the Company is a stand-alone limited liability company and is no longer subject to federal and most state income taxes.

     Net Income. As a result of the foregoing, net income for the quarter ended June 30, 1999 increased $0.2 million, or 5.9%, to $3.6 million from $3.4 million for the quarter ended June 28, 1998. Net income as a percentage of net sales increased to 4.1% for the quarter ended June 30, 1999 from 3.8% for the quarter ended June 28, 1998.


Six Months Ended June 30, 1999 Compared to The Six Months Ended June 28, 1998

The following table sets forth the Company's historical net sales for the periods indicated:

                                                                           Six months  Ended
                                                                -------------------------------------
                                                                  June 30, 1999         June 28, 1998
                                                                ---------------       ---------------
                                                                         (Dollars in millions)

Net sales
  Commercial laundry                                                     $110.5                $113.2
  Appliance Co. consumer laundry                                           40.1                  43.8
  Service parts                                                            16.8                  16.3
                                                                         $167.4                $173.3
                                                                ===============       ===============

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                                           Six months Ended
                                                                -------------------------------------
                                                                  June 30, 1999         June 28, 1998
                                                                ---------------       ---------------

  Net sales                                                           100.0%                100.0%
  Cost of sales                                                        74.1%                 77.1%
  Gross profit                                                         25.9%                 22.9%
  Selling, general and administrative expense                          12.7%                 13.1%
  Nonrecurring costs                                                    0.5%                  0.7%
  Operating income                                                     12.7%                  9.1%
     Net income                                                         3.0%                  5.1%

     Net sales. Net sales for the six months ended June 30, 1999 decreased $5.9 million, or 3.4%, to $167.4 million from $173.3 million for the six months ended June 28, 1998. This decrease was attributable to lower consumer laundry equipment sales of $3.7 million and lower commercial laundry sales of $2.7 million partly offset by an increase in service part sales of $0.5 million. The decrease in consumer laundry equipment sales was due to lower sales to Appliance Co. The decrease in commercial laundry sales was due to lower international sales of $3.1 million and lower earnings from the Company's off-balance sheet equipment financing program of $0.7 million partly offset by higher North American equipment sales of $1.1 million. International sales are affected by
(i) lower sales of $2.3 million as a result of unfavorable exchange rate movements which first began impacting product sales in the second half of 1998 and (ii) lower sales of $0.8 million due to the closure of the Company's Latin American coin laundromat operations. The equipment financing program earnings were lower due to a large volume of promissory notes related to a single customer which were sold in the first six months of 1998. North American equipment sales were higher to multi-housing and on-premise laundry customers.

     Gross profit. Gross profit for the six months ended June 30, 1999 increased $3.6 million, or 9.2%, to $43.3 million from $39.7 million for the six months ended June 28, 1998. This increase was primarily attributable to manufacturing efficiencies implemented during 1998 and the first six months of 1999 as well as margins related to the increase in North American equipment sales. A price increase implemented during the second half of 1998 also favorably impacted gross profit. The increase was partially offset by the decreased volume of consumer laundry sales to Appliance Co. and lower earnings related to the Company's off-balance sheet equipment financing program. Gross profit as a percentage of net sales increased to 25.9% for the six months ended June 30, 1999 from 22.9% for the six months ended June 28, 1998. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies noted above and higher margins attributable to the increased North American equipment sales as compared to consumer laundry sales.

     Selling, general and administrative expense. Selling, general and administrative expenses for the six months ended June 30, 1999 decreased $1.6 million, or 7.0%, to $21.1 million from $22.7 million for the six months ended June 28, 1998. The decrease in selling, general and administrative expenses was primarily due to lower selling and distribution expenses of $1.1 million, lower loss recognition related to decreased sales of trade receivables through the Company's off-balance sheet special purpose entity of $0.8 million, lower expenses resulting from the closure of the Company's Latin American coin laundromat operations of $0.5 million and lower salaried fringe benefit costs of $0.5 million, which were partially offset by costs of being a stand-alone business entity (resulting from the May 5, 1998 transaction). Selling, general and administrative expenses as a percentage of net sales decreased to 12.7% for the six months ended June 30, 1999 from 13.1% for the six months ended June 28, 1998.

     Nonrecurring costs. Nonrecurring costs for the six months ended June 30, 1999 decreased $0.3 million, or 28.0%, to $0.9 million from $1.2 million for the six months ended June 28, 1998. Nonrecurring costs are comprised entirely of employee retention costs.

     Operating income. As a result of the foregoing, operating income for the six months ended June 30, 1999 increased $5.6 million, or 35.6%, to $21.3 million from $15.7 million for the six months ended June 28, 1998. Operating income as a percentage of net sales increased to 12.7% for the six months ended June 30, 1999 from 9.1% for the six months ended June 28, 1998.

     Interest Expense. Interest expense for the six months ended June 30, 1999 increased $11.2 million, or 228.0%, to $16.1 million from $4.9 million for the six months ended June 28, 1998. The increase is attributable to interest expense on debt issued in connection with the Recapitalization.

     Income Taxes. There was no provision for income taxes for the six months ended June 30, 1999, as compared to a provision of $2.4 million for the six months ended June 28, 1998. Effective May 5, 1998 the Company is a stand-alone limited liability company and is no longer subject to federal and most state income taxes.

     Net Income. As a result of the foregoing, net income for the six months ended June 30, 1999 decreased $3.7 million, or 42.1%, to $5.1 million from $8.8 million for the six months ended June 28, 1998. Net income as a percentage of net sales decreased to 3.0% for the six months ended June 30, 1999 from 5.1% for the six months ended June 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Post-Transactions.

     Following the Transactions, the Company's principal sources of liquidity are cash flows generated from operations and borrowings under the $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 1999 will not exceed $15.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. The Company has incurred substantial indebtedness in connection with the Transactions. As of June 30, 1999, the Company has $321.0 million of combined indebtedness outstanding.

     At June 30, 1999 the Company had outstanding debt of $200.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes, $11.0 million of junior subordinated notes and had $65.0 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $49.0 million at June 30, 1999 in additional indebtedness under the Revolving Credit Facility.

     The $200.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:


                                                    Amount Due
                                                  ------------
                         Year                     (Dollars in
                         ----                       millions)
                         1999..................   $   0.0
                         2000..................   $   0.5
                         2001..................   $   1.0
                         2002..................   $   1.0
                         2003..................   $  20.5
                         2004..................   $  98.5
                         2005..................   $  78.5


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

Historical

     Cash generated from operations for the six months ended June 30, 1999, of $4.5 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital. The working capital investment in accounts receivable at June 30, 1999 of $42.1 million increased $20.7 million as compared to the balance of $21.4 million at December 31, 1998, which was primarily attributable to selling fewer accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The working capital investment in accounts payable at June 30, 1999 of $19.8 million decreased $11.2 million as compared to the balance of $8.6 million at December 31, 1998. The accounts payable balance at December 31, 1998 reflected lower purchases and production in December of 1998 as compared to June of 1999.

     Net cash provided by operating activities for the six months ended June 30, 1999 of $4.5 million increased by $5.0 million as compared to the six months ended June 30, 1998. This increase was primarily due to higher net cash provided by changes in assets and liabilities of $7.0, partially offset by lower net income, adjusted for non-cash adjustments, of $2.0 million. The net cash reduction from changes in assets and liabilities for the six months ended June 28, 1998 of $17.1 million was largely due to (i) a decrease in finance program obligations resulting from the payment of $7.8 million to Raytheon Commercial Appliances Receivables Corporation ("RAYCAR") for collections by the Company as sub-servicer of accounts receivable which had previously been sold (ii) an increase in the Company's retained interest in trade receivables which had been sold of $5.0 million and (iii) higher accounts receivable as a result of selling fewer accounts receivable of $4.3 million.

     Prior to the Transactions, cash had been transferred between the Company and Raytheon based on the Company's cash position. For the period from January 1, 1998 through May 4, 1998, the Company transferred cash to Raytheon of $17.5 million, which was generated substantially through the sale of trade receivables during the first six months of 1998 and from the Company's earnings before depreciation and amortization.

Capital Expenditures

     The Company's capital expenditures for the six months ended June 30, 1999 and June 28, 1998 were $6.0 million and $3.9 million, respectively. Capital spending in 1999 was principally oriented toward transitioning dryer production from Appliance Co. to the Ripon manufacturing facility and reducing manufacturing costs, while spending in 1998 was principally oriented toward reducing manufacturing costs and transitioning the frontload washer from Appliance Co. to the Company's Ripon manufacturing facility.

YEAR 2000

     The Company has completed the evaluation of its computer operating systems that would potentially be disrupted upon the turn of the century as a result of the Year 2000 Issue. As of July 1999, the Company estimates that it is Year 2000 compliant on over 85% of all business-related software and hardware and that it will be fully compliant by the end of the fourth quarter of 1999.

     The Company's current status with respect to both information technology ("IT") and Non-IT systems is as follows:

IT software/hardware

     The Company believes that its Infinium financial system applications, including general ledger, accounts receivable, payroll, human resources and accounts payable subsystems, and its Mapics manufacturing systems applications are currently Year 2000 ready. In addition, the Company has conducted a comprehensive analysis of its Data3 manufacturing and internally developed order processing and warehouse location inventory systems for which Year 2000 readiness may be an issue. Impacted files within such systems and the programs which access them have been triaged according to urgency based on critical functionality and the time period during which readiness will become an issue. As of July 1999, the Company estimates that 95% of the files and programs are Year 2000 ready and expects all files and programs to be Year 2000 ready by December 1999. In addition, software suppliers have provided Year 2000 ready releases of the Company's Strategy Loan Management and Salestax Reporting systems which have been implemented , and are currently in use.

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

     The Company has completed an audit of IT hardware within the organization. Results indicate that the AS400 processing platform is Year 2000 ready and, as of July 1999, over 85% of the network, network software, printers and PCs in place throughout the organization are Year 2000 compliant. The network and network software will be upgraded with Year 2000 ready releases provided by suppliers during the third quarter of 1999. Phased upgrades to Company PCs and printers are planned during 1999 with periodic reassessment to ensure ongoing Year 2000 readiness. The Company's phone system was upgraded for Year 2000 readiness in the second quarter of 1999.

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

Non-IT software/hardware

     The Company began implementation of a coordinated effort in September 1998 to include every department in the challenge of ensuring Year 2000 readiness in Non-IT areas. Areas that were assessed included office machines, security access devices, Uninterrupted Power Sources, maintenance control chips within equipment used throughout the organization, robotics, process control devices, HVAC and electrical systems and Year 2000 date sensitive controlled devices. Under the direction of each functional Vice President, the Company has begun to implement programs to correct Year 2000 issues in Non-IT areas. In addition to such remedial actions, the programs include the development of contingency plans (such as additional inventory, alternate manufacturing processes, manual/procedures, etc.) for areas where Year 2000 readiness may be an issue.
As of July 1999, the Company currently estimates that Year 2000 readiness for Non-IT areas is 65% complete in the Ripon facility, 80% complete in the Madisonville facility and more than 80% complete in the Marianna facility. The Company currently anticipates that all Non-IT Year 2000 issues will be addressed by December 1999.

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

     The Company sent out Year 2000 readiness questionnaires to all suppliers in December 1998. As of July 1999, more than 75% of the Company's suppliers have responded to the questionnaire and indicated when its products and facilities will be Year 2000 ready. Based on the response to the initial questionnaire, the Company will prioritize the suppliers that could potentially have Year 2000 problems which could have a material adverse effect on the Company's operations and will formulate contingency plans to mitigate Year 2000 risk. The Company plans to routinely follow-up with suppliers to reassess and monitor Year 2000 compliance allowing contingency plans to be modified as required. Based upon our initial assessment, the Company does not believe there are significant Year 2000 issues that would have a material adverse effect on the Company's financial condition or results of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. This Statement is effective for fiscal years beginning after June 15, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. The Company does not and currently does not intend to hedge exchange rate fluctuations between United States dollars and foreign currencies. However, from time to time, the Company may enter into derivative financial instruments to hedge its interest rate exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's Registration Statement on Form S-4 (file no. 333-56857) except for the interest rate swap entered into by the Company as discussed in Note 2 to the financial statements for the quarter ended June 30, 1999.


FORWARD-LOOKING STATEMENTS

     With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in "Note 6 Commitments and Contingencies" and "Year 2000" sections of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Registration Statement on Form S-4 (file no. 333-56857).

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

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits.
              27.1 Financial Data Schedule

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 4th day of August 1999.


             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                      Chairman and CEO
------------------------------------                                                      -----------------------
Thomas L'Esperance

                                      Vice President and Chief Financial Officer
------------------------------------                                                      -----------------------
Bruce P. Rounds


     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 4th day of August 1999.


             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                      Chairman and CEO
------------------------------------                                                      -----------------------
Thomas L'Esperance

                                      Vice President and Chief Financial Officer
------------------------------------                                                      -----------------------
Bruce P. Rounds


     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 4th day of August 1999.


             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                      Chairman and CEO
------------------------------------                                                      -----------------------
Thomas L'Esperance

                                      Vice President and Chief Financial Officer
------------------------------------                                                      -----------------------
Bruce P. Rounds