Form 10-Q
period 1999-09-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 1999-11-04
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the transition period from_____________to______________

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

                            Yes [X]   No [ ]

On November 3, 1999, all of the voting units of Alliance Laundry Systems LLC were held by Alliance Laundry Holdings LLC and all of the common stock of Alliance Laundry Corporation were held by Alliance Laundry Systems LLC.

                         Alliance Laundry Systems LLC
                                   Form 10-Q
                   For The Periods Ended September 30, 1999

                               Table of Contents


                                                                                                 Page No.
                                                                                                 --------
PART I         Financial Information

Item 1.        Financial Statements

               Condensed Balance Sheets as of September 30, 1999 and December 31, 1998              3

               Condensed Statements of Income for the periods ended September 30, 1999
               and September 30, 1998                                                               4

               Condensed Statements of Cash Flows for the periods ended September 30, 1999
               and September 30, 1998                                                               5

               Notes to Unaudited Condensed Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                          14

PART II        Other Information                                                                   24

Item 1.        Legal Proceedings                                                                   24

Item 2.        Changes in Securities                                                               24

Item 3.        Defaults upon Senior Securities                                                     24

Item 4.        Submission of Matters to a Vote of Security Holders                                 24

Item 5.        Other Information                                                                   24

Item 6.        Exhibits and Reports on Form 8-K                                                    24

Signatures                                                                                         25

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALLIANCE LAUNDRY HOLDINGS LLC
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                       September 30,    December 3l,
                                                            1999            1998
                                                       ------------     -----------
                    Assets                             (Unaudited)
Current assets:
     Cash........................................      $     1,218      $    4,839
     Cash-restricted.............................              821           2,084
     Accounts receivable, net....................           42,884          21,421
     Inventories, net............................           30,404          30,443
     Prepaid expenses and other..................            7,455           8,900
                                                       -----------      ----------
          Total current assets...................           82,782          67,687

Notes receivable.................................           14,823          10,036
Property, plant and equipment, net...............           59,360          62,264
Goodwill, net....................................           48,694          49,819
Debt issuance costs, net.........................           13,690          14,940
Other assets.....................................            9,361           9,458
                                                       -----------      ----------
          Total assets...........................      $   228,710      $  214,204
                                                       ===========      ==========
          Liabilities and Members' Deficit

Current liabilities:
     Accounts payable............................      $    15,968      $    8,617
     Finance program obligation..................            3,374           5,154
     Other current liabilities...................           25,708          24,538
                                                       -----------      ----------
          Total current liabilities..............           45,050          38,309

Long-term debt:
     Senior credit facility......................          200,000         200,000
     Senior subordinated notes...................          110,000         110,000
     Junior subordinated note....................           11,535          10,124

Other long-term liabilities......................            1,131           1,083
                                                       -----------      ----------
          Total liabilities......................          367,716         359,516

Commitments and contingencies (See Note 6).......
Mandatorily redeemable preferred equity..........            6,000           6,000
Members' deficit.................................         (145,006)       (151,312)
                                                       -----------      ----------
         Total liabilities and members' deficit..      $   228,710      $  214,204
                                                       ===========      ==========

                         ALLIANCE LAUNDRY HOLDINGS LLC
                             STATEMENTS OF INCOME
                                 (in thousands)

                                                                Three Months Ended             Nine Months Ended
                                                            ----------------------------    ----------------------------
                                                            September 30,   September 30,   September 30,   September 30,
                                                                1999             1998            1999            1998
                                                            ------------    ------------    ------------    ------------
                                                                     (Unaudited)                      (Unaudited)
Net sales:
     Commercial laundry................................      $   57,432     $  55,053       $   167,975     $   168,315
     Appliance Co. consumer laundry....................          14,582        17,377            54,682          61,186
     Service parts.....................................           7,836         8,570            24,626          24,838
                                                             ----------     ---------       -----------     -----------
                                                                 79,850        81,000           247,283         254,339
Cost of sales..........................................          59,234        60,523           183,338         194,191
                                                             ----------     ---------       -----------     -----------
Gross profit...........................................          20,616        20,477            63,945          60,148
                                                             ----------     ---------       -----------     -----------
Selling, general and administrative expense............          10,309        10,716            31,434          33,436
Nonrecurring costs.....................................             730           464             1,624           1,705
                                                             ----------     ---------       -----------     -----------
Total operating expenses...............................          11,039        11,180            33,058          35,141
                                                             ----------     ---------       -----------     -----------
     Operating income..................................           9,577         9,297            30,887          25,007
Interest expense.......................................           7,898         8,416            23,945          13,308
Other income (expense), net............................             (78)          (50)             (222)            308
                                                             ----------     ---------       -----------     -----------
     Income before taxes...............................           1,601           831             6,720          12,007
Provision (benefit) for income taxes...................               -             -                29           2,391
                                                             ----------     ---------       -----------     -----------
      Net income.......................................      $    1,601     $     831       $     6,691     $     9,616
                                                             ==========     =========       ===========     ===========

                         ALLIANCE LAUNDRY HOLDINGS LLC
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                             Nine Months Ended
                                                                      ----------------------------------
                                                                        September 30,     September 30,
                                                                            1999             1998
                                                                       --------------    ---------------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net income......................................................       $  6,691         $   9,616
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization................................         12,692            12,233
        Non-cash Junior subordinated note interest...................          1,411               693
        (Gain) loss on sale of property, plant and equipment.........            222              (308)
        Deferred income taxes........................................              -               180
        Changes in assets and liabilities:
            Accounts and notes receivable............................        (26,250)           (1,278)
            Inventories..............................................             39            (3,842)
            Other assets.............................................            827            (9,964)
            Accounts payable.........................................          7,351              (947)
            Finance program obligation...............................           (517)          (10,283)
            Other liabilities........................................          2,917             7,368
                                                                            --------         ---------
        Net cash provided by (used in) operating activities..........          5,383             3,468
                                                                            --------         ---------
Cash flows from investing activities:
     Additions to property, plant and equipment......................         (8,875)           (5,895)
     Proceeds on disposal of property, plant and equipment...........            557             2,192
                                                                            --------         ---------
        Net cash provided by (used in) investing activities..........         (8,318)           (3,703)
                                                                            --------         ---------
Cash flows from financing activities:
     Transfers to Parent.............................................              -           (15,553)
     Proceeds from senior term loan..................................              -           200,000
     Proceeds from senior subordinated notes.........................              -           110,000
     Proceeds from junior subordinated note..........................              -             9,000
     Issuance of mandatorily redeemable preferred equity.............              -             6,000
     Issuance of common units........................................              -            48,882
     Debt financing costs............................................           (686)          (16,272)
     Distribution to Parent and related transaction costs............              -          (339,452)
                                                                            --------         ---------
        Net cash provided by (used in) financing activities..........           (686)            2,605
                                                                            --------         ---------
 Increase (decrease) in cash.........................................         (3,621)            2,370
 Cash at beginning of period.........................................          4,839             1,208
                                                                            --------         ---------
 Cash at end of period...............................................       $  1,218         $   3,578
                                                                            ========         =========

               Notes to Unaudited Condensed Financial Statements

NOTE 1.   BASIS OF PRESENTATION

     The unaudited financial statements as of September 30, 1999 and September 30, 1998, and for the periods ended September 30, 1999 present the financial position and results of operations of Alliance Laundry Holdings LLC (the "Company") following the May 1998 recapitalization (the "Recapitalization") and merger discussed in Note 2. The merger has been accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities is unchanged. The financial statements as of September 30, 1999 and September 30, 1998, and for the periods ended September 30, 1999 represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

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

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. Certain amounts in the September 30, 1998 financial statements have been reclassified to conform to the current year financial presentation.

     This report on Form 10-Q for the periods ended September 30, 1999 should be read in conjunction with the audited financial statements presented in the Company's Registration Statement on Form S-4 (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 1998.



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

SENIOR CREDIT FACILITY

     In connection with the Transactions, Alliance Laundry entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers Inc. acted as arranger and Lehman Commercial Paper Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of Alliance Laundry's senior subordinated notes. The Term Loan Facility requires no principal payments during the first two years and amortizes at the rate of $1.0 million per year for years three through five, $40.0 million for year six and $157.0 million for year seven. Alliance Laundry is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined. No excess cash flow payment was required for the period ended September 30, 1999.

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

At September 30, 1999, the amount required to settle the swap would not have had a material adverse effect on the Company's business, financial condition and results of operations.

SENIOR SUBORDINATED NOTES

     Also on May 5, 1998, Alliance Laundry and its wholly owned subsidiary, Alliance Laundry Corporation, issued $110.0 million of Series A 9 5/8% senior subordinated notes due in 2008 (the "Notes") to Lehman Brothers Inc. and Credit Suisse First Boston Corporation (the "Initial Purchasers"). The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions. Following the Rule 144A resale, Alliance Laundry and Alliance Laundry Corporation conducted an exchange offer (the "Exchange Offer") pursuant to which they offered to exchange the Notes for a like principal amount of their Series B 9 5/8% Senior Subordinated Notes due 2008, which have been registered under the Securities Act of 1933, as amended. The Exchange Offer expired by its terms on June 18, 1999 with all of the outstanding $110.0 million aggregate principal amount of Notes validly tendered.

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

NOTE 3   NONRECURRING ITEMS

     During the fourth quarter of 1998, the Company recorded a $4.5 million restructuring charge associated with the closing of the Company's Latin American coin laundromat operations. A decision was made to close these operations because of continued unprofitable performance. The charge includes $1.5 million for the estimated loss on the sale of company-owned dry-cleaning and laundry stores representing the excess of the carrying value of assets relating to these stores over estimated proceeds from sale, $1.4 million for the write-off of the unamortized balance of the LaveRap tradename and franchise rights which were purchased in 1996 for use in developing coin laundromats in Latin America, $0.9 million for severance and related benefits arising from the termination of 41 employees and $0.7 million for certain other expenses associated with discontinuing the Latin American operations. The carrying value of assets held for disposal at September 30, 1999 is not material. At September 30, 1999, the Company had one store remaining which is expected to be sold during 1999 and remaining reserves of approximately $0.1 million are expected to be adequate to provide for related costs.

     The Company's Latin American operations generated net sales of $0.2 million and an operating loss of $0.2 million for the nine months ended September 30, 1999.

     The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Recapitalization. During 1999, the Company incurred approximately $1.3 million in expense associated with payments under these agreements. Payments under this program continue through November of 1999.

NOTE 4.   INVENTORIES

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                             September 30,  December 31,
                                                 1999           1998
                                              -----------   ------------
                                              (Unaudited)
          Materials and purchased parts       $   12,634    $    14,296
          Work in process                          3,394          3,280
          Finished goods                          18,387         16,571
          Less: inventory reserves                (4,011)        (3,704)
                                              ----------    -----------
                                              $   30,404    $    30,443
                                              ==========    ===========


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

     In connection with the Merger, Alliance Laundry and its wholly owned subsidiary, Alliance Laundry Corporation, issued the $110 million of senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the Notes in order to facilitate their issuance. Although summarized financial information normally would be provided for Alliance Laundry Corporation, as a co-issuer of the senior subordinated notes, Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the Notes and has no operating activities independent of Alliance Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized unaudited financial information of Alliance Laundry as of September 30, 1999 and for the three months and nine months then ended is presented below.

                                                             September 30,
                                                                1999
                                                          -------------
                                                           (Unaudited)
          Current assets...............................   $      82,782
          Noncurrent assets............................         145,928
                                                          -------------
                                                          $     228,710
                                                          =============

          Current liabilities..........................   $      45,050
          Long-term debt...............................         310,000
          Other long-term obligations..................           1,131
          Member's deficit.............................        (127,471)
                                                          -------------
                                                          $     228,710
                                                          =============

                                                          Three Months      Nine Months
                                                              Ended             Ended
                                                           September 30,    September 30,
                                                              1999             1999
                                                          -------------    --------------
                                                           (Unaudited)      (Unaudited)
          Net sales....................................   $      79,850    $     247,283

          Gross profit.................................          20,616           63,945
          Selling, general and administrative expense..          10,309           31,434
          Nonrecurring costs...........................             730            1,624
                                                          -------------    -------------
          Operating income.............................           9,577           30,887
          Interest expense.............................           7,385           22,534
          Other income (expense), net..................             (78)            (222)
                                                          -------------    -------------
          Income before taxes..........................   $       2,114    $       8,131
                                                          =============    =============

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         On April 17, 1998, Amana Company, L.P. ("Appliance Co.") filed suit in the United States District Court for the Southern District of New York against Raytheon and Alliance Laundry seeking (i) declaratory relief that Alliance Laundry is bound by a non-compete agreement between Appliance Co. and Raytheon that prohibits the participation by Raytheon and corporate affiliates of Raytheon in the U.S. consumer retail distribution laundry market, (ii) unspecified damages from Raytheon for breach of the non-compete agreement, and
(iii) an injunction against the Company and Alliance Laundry prohibiting them from competing in the U.S. consumer retail distribution laundry market. On June 2, 1998, Appliance Co. filed an amended complaint reiterating the allegations of the original complaint and also asserting that, by virtue of the manner in which they consummated the sale of Alliance Laundry by Raytheon, both Alliance Laundry and Bain Capital, Inc. ("Bain") tortiously interfered with the non-compete agreement between Appliance Co. and Raytheon. Appliance Co. now claims to be entitled to damages in excess of $100 million. The defendants dispute all of Appliance Co.'s allegations and deny that Appliance Co. is entitled to any damages. On August 30, 1999, the Court denied defendants' motion to dismiss the non-compete claims and the tortious interference claim against Bain. The Court granted defendants' motion to dismiss plaintiffs' claim for declaratory judgment, which would have allowed plaintiffs to compete in the commercial laundry market in the event defendants prevail and are able to compete in the U.S. consumer retail distribution laundry market. Raytheon has agreed to pay the attorneys' fees and costs incurred by the Company, Alliance Laundry and Bain in contesting this lawsuit. There can be no assurance, however, that Alliance Laundry will prevail in the lawsuit and, accordingly, Alliance Laundry may be prohibited for some period of time from participating in the U.S. consumer retail distribution laundry market. Alliance Laundry does not currently participate in this market. In addition, although the Company and Alliance Laundry do not believe that it is reasonably likely that Appliance Co. will prevail in the lawsuit, if Appliance Co. did prevail, the Company and/or Alliance Laundry could conceivably be required to pay some portion of the claimed damages in excess of $100 million. If so, such a payment could have a material adverse effect on the business, financial condition and results of operations of the Company and Alliance Laundry.

     In late January 1999, Appliance Co. filed another amended complaint to add claims against Raytheon and the Company in connection with the Horizon washing machine, a "single-pocket" frontload washing machine that was being readied for volume production as of the time when Raytheon (the former parent of the Company) was completing the sale of its consumer appliances business to Appliance Co. (the "Appliance Co. Transaction"). Appliance Co. alleges that both Raytheon and the Company breached the acquisition agreement between Appliance Co. and Raytheon and negligently misrepresented the readiness of Horizon for volume production. On August 30, 1999, the Court dismissed plaintiffs' claims against Raytheon and the Company for breach of contract and negligent misrepresentation relating to the Horizon issues. Appliance Co. also alleges that the Company subsequently breached its contractual obligations to provide engineering services in connection with preparing Horizon for volume production and also breached its alleged duty of due care in the course of providing Appliance Co. with these engineering services. Appliance Co. seeks damages for (i) the profits it claims to have lost by virtue of not being able to sell Horizons, (ii) the damage to its commercial standing that is allegedly attributable to its sale of defective washers to critical customers, and (iii) the expenses it incurred in preparing for volume production of Horizon.
Raytheon has agreed to hold the Company harmless against the claims pertaining to Horizon and to reimburse the Company for any fees incurred in defending these claims.

     On January 28, 1999 Alliance Laundry filed a counterclaim against Appliance Co. seeking payment of $0.6 million owed for Libra top-load washing machines and parts sold pursuant to a Supply Agreement between the companies. Appliance Co. has withheld payment of this amount based on its claim that Alliance Laundry had violated the "Epidemic Failure" provision of the Supply Agreement and therefore owed Appliance Co. for excess warranty costs. On May 5, 1999 Appliance Co. filed a Reply Counterclaim for breach of the Supply Agreement, claiming that Alliance Laundry had violated the Epidemic Failure provision and breached the representation that it would sell top-load Libra washing machines that were merchantable and fit for the use for which they were intended. Alliance Laundry has denied all allegations. In September 1999, Appliance Co. stopped making substantially all payments to Alliance Laundry on outstanding invoices for Libra washing machines and parts, claiming that it is entitled to offset the damages claimed in the Reply Counterclaim. Appliance Co. currently owes approximately $12.0 million on these outstanding invoices and claims to be entitled to damages of at least this amount. In October 1999, Appliance Co. was granted leave to file another claim that seeks to revise the cross-license agreement between the two companies to restrict the degree to which the Company can use intellectual property whose ownership was retained by the Company as part of the 1997 transaction between Appliance Co. and Raytheon to compete against Appliance Co. in the U.S. consumer retail distribution laundry market. The defendants deny that there are any grounds for such a reformation of the cross-license agreement.

     All of the above claims are now set to begin jury trial on February 7, 2000.

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

     Total Comprehensive Income totaled $6,306,000 and $12,416,000 for the nine months ended September 30, 1999 and September 30, 1998, respectively. Total Comprehensive Income for the nine months ended September 30, 1999 is comprised of net income of $6,691,000 and Other Comprehensive Income (Loss) of ($385,000). Total Comprehensive Income for the nine months ended September 30, 1998 is comprised of net income of $9,616,000 and Other Comprehensive Income (Loss) of $2,800,000. Other Comprehensive Income (Loss) is comprised entirely of unrealized holding gains and losses on available-for-sale securities.

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

                                                                   Quarter Ended
                                                --------------------------------------------------
                                                   September 30, 1999          September 30, 1998
                                                -----------------------      ---------------------
                                                     Net         Gross            Net       Gross
                                                   Sales        Profit          Sales      Profit
                                                -----------------------      ---------------------
     Commercial laundry....................       65,268      $  23,871      $  63,623   $  22,936
     Appliance Co. consumer laundry........       14,582            411         17,377         617
                                                 ----------------------      ---------------------
                                                  79,850         24,282      $  81,000      23,553
                                                 =======                     =========
     Other manufacturing costs.............                      (3,666)                    (3,076)
                                                              ---------                  ---------
       Gross profit as reported............                   $  20,616                  $  20,477
                                                              =========                  =========

                                                                 Nine Months Ended
                                                --------------------------------------------------
                                                   September 30, 1999          September 30, 1998
                                                ------------------------     ---------------------
                                                     Net         Gross            Net       Gross
                                                   Sales        Profit          Sales      Profit
                                                -----------------------      ---------------------
     Commercial laundry....................     $192,601      $ 70,570       $193,153    $  69,015
     Appliance Co. consumer laundry........       54,682         1,523         61,186        2,119
                                                ----------------------       ---------------------
                                                $247,283        72,093       $254,339       71,134
                                                ========                     ========
     Other manufacturing costs.............                     (8,148)                    (10,986)
                                                              --------                    --------
       Gross profit as reported............                   $ 63,945                    $ 60,148
                                                              ========                    ========


NOTE 9.   SUBSEQUENT EVENT

In October 1999, the Company announced a plan which calls for the closure of its Madisonville, Kentucky manufacturing facility, and the transfer of related production to the Company's Ripon, Wisconsin plant. The Company expects to record a provision for related costs and expenses in the fourth quarter of 1999 which is currently expected to total less than $2.8 million.



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

     The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. The Company's commercial products are sold to three distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons. In addition, pursuant to a supply agreement with Appliance Co., the Company supplied consumer washing machines to the consumer appliance business of Appliance Co. for sale at retail. This supply agreement was completed and concluded on September 10, 1999.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

The following table sets forth the Company's historical net sales for the periods indicated:



                                                 Quarter Ended
                                       -----------------------------------
                                          September 30,     September 30,
                                              1999              1998
                                       ----------------   ----------------
                                               (Dollars in millions)

Net sales
  Commercial laundry                          $57.5             $55.1
  Appliance Co. consumer laundry               14.6              17.4
  Service parts                                 7.8               8.5
                                           --------          --------
                                              $79.9             $81.0
                                           ========          ========

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                                Quarter Ended
                                                    ----------------------------------------
                                                      September 30,          September 30,
                                                          1999                    1998
                                                    ----------------      ------------------
  Net sales                                                   100.0%                  100.0%
  Cost of sales                                                74.2%                   74.7%
  Gross profit                                                 25.8%                   25.3%
  Selling, general and administrative expense                  12.9%                   13.2%
  Nonrecurring costs                                            0.9%                    0.6%
  Operating income                                             12.0%                   11.5%
     Net income                                                 2.0%                    1.0%

     Net sales. Net sales for the quarter ended September 30, 1999 decreased $1.1 million, or 1.4%, to $79.9 million from $81.0 million for the quarter ended September 30, 1998. This decrease was attributable to lower consumer laundry equipment sales of $2.8 million and service part sales of $0.7 million partly offset by increases in commercial laundry sales of $2.4 million. The decrease in consumer laundry sales is due to the completion and conclusion of the two year supply agreement with Appliance Co. as of September 10, 1999. The increase in commercial laundry sales was primarily due to higher sales for multi-housing laundries, $2.7 million, and for laundromats, $1.9 million, partly offset by a decrease in sales for on-premise laundries, $2.4 million.

     Gross profit. Gross profit for the quarter ended September 30, 1999 increased $0.1 million, or 0.7%, to $20.6 million from $20.5 million for the quarter ended September 30, 1998. This increase was attributable to manufacturing efficiencies which were partially offset by higher field service expenses of $1.2 million related to a recent new product introduction. Gross profit as a percentage of net sales increased to 25.8% for the quarter ended September 30, 1999 from 25.3% for the quarter ended September 30, 1998. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies noted above.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased $0.4 million, or 3.8%, to $10.3 million from $10.7 million for the quarter ended September 30, 1998. The decrease in selling, general and administrative expenses was primarily due to lower loss recognition related to reduced sales of trade receivables through the Company's off-balance sheet special purpose entity. Selling, general and administrative expenses as a percentage of net sales decreased to 12.9% for the quarter ended September 30, 1999 from 13.2% for the quarter ended September 30, 1998 as a result of the lower expenses noted above.

     Nonrecurring costs. Nonrecurring costs for the quarter ended September 30, 1999 increased $0.2 million, or 57.3%, to $0.7 million from $0.5 million for the quarter ended September 30, 1998. The increase relates to a one-time $0.3 million pension curtailment charge associated with a recent layoff which occurred after the completion of the Appliance Co. supply agreement. Other nonrecurring costs for both time periods are comprised of employee retention costs.

     Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 1999 increased $0.3 million, or 3.0%, to $9.6 million from $9.3 million for the quarter ended September 30, 1998. Operating income as a percentage of net sales increased to 12.0% for the quarter ended September 30, 1999 from 11.5% for the quarter ended September 30, 1998.

     Interest Expense. Interest expense for the quarter ended September 30, 1999 decreased $0.5 million, or 6.2%, to $7.9 million from $8.4 million for the quarter ended September 30, 1998. The decrease is attributable to lower interest rates related to the Senior Credit Facility as a result of a $67.0 million interest rate swap agreement entered into in March 1999.

     Net Income. As a result of the foregoing, net income for the quarter ended September 30, 1999 increased $0.8 million, or 92.7%, to $1.6 million from $0.8 million for the quarter ended September 30, 1998. Net income as a percentage of net sales increased to 2.0% for the quarter ended September 30, 1999 from 1.0% for the quarter ended September 30, 1998.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The following table sets forth the Company's historical net sales for the periods indicated:

                                                  Nine months Ended
                                         -------------------------------------
                                           September 30,       September 30,
                                               1999                1998
                                         -----------------   -----------------
                                                 (Dollars in millions)
Net sales
  Commercial laundry                                $168.0              $168.3
  Appliance Co. consumer laundry                      54.7                61.2
  Service parts                                       24.6                24.8
                                         -----------------   -----------------
                                                    $247.3              $254.3
                                         =================   =================

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                      Nine months Ended
                                              --------------------------------
                                                September 30,    September 30,
                                                    1999            1998
                                              ---------------  ---------------
  Net sales                                            100.0%           100.0%
  Cost of sales                                         74.1%            76.4%
  Gross profit                                          25.9%            23.6%
  Selling, general and administrative expense           12.7%            13.1%
  Nonrecurring costs                                     0.7%             0.7%
  Operating income                                      12.5%             9.8%
     Net income                                          2.7%             3.8%

     Net sales. Net sales for the nine months ended September 30, 1999 decreased $7.0 million, or 2.8%, to $247.3 million from $254.3 million for the nine months ended September 30, 1998. This decrease was attributable to lower consumer laundry equipment sales of $6.5 million, commercial laundry sales of $0.4 million and service part sales of $0.2 million. The decrease in consumer laundry sales was due to lower sales to Appliance Co. and due to the completion and conclusion of the Appliance Co. supply agreement as of September 10, 1999. The decrease in commercial laundry sales was primarily due to lower international sales of $3.1 million and lower earnings from the Company's equipment financing program of $0.6 million, which were partially offset by higher North American equipment sales of $3.4 million. International sales are affected by (i) lower sales of $1.8 million due to the closure of the Company's Latin American coin laundromat operations and (ii) lower sales to Australia and Europe. North American equipment sales were higher to multi-housing laundries and for laundromats.

     Gross profit. Gross profit for the nine months ended September 30, 1999 increased $3.8 million, or 6.3%, to $63.9 million from $60.1 million for the nine months ended September 30, 1998. This increase was primarily attributable to manufacturing efficiencies implemented during 1998 and the first nine months of 1999 as well as margins related to the increase in North American equipment sales. The increase was partially offset by the decreased volume of consumer laundry sales to Appliance Co. and lower earnings related to the Company's off-balance sheet equipment financing program. Gross profit as a percentage of net sales increased to 25.9% for the nine months ended September 30, 1999 from 23.6% for the nine months ended September 30, 1998. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies noted above and higher margins attributable to the increased North American equipment sales as compared to consumer laundry sales.

     Selling, general and administrative expense. Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased $2.0 million, or 6.0%, to $31.4 million from $33.4 million for the nine months ended September 30, 1998. The decrease in selling, general and administrative expenses was primarily due to lower selling and distribution expenses of $1.0 million, lower loss recognition related to decreased sales of trade receivables through the Company's off-balance sheet special purpose entity of $1.2 million, lower expenses resulting from the closure of the Company's Latin American coin laundromat operations of $0.9 million and lower salaried fringe benefit costs of $0.4 million, which were partially offset by costs of being a stand-alone business entity (resulting from the May 5, 1998 transaction). Selling, general and administrative expenses as a percentage of net sales decreased to 12.7% for the nine months ended September 30, 1999 from 13.1% for the nine months ended September 30, 1998.

     Nonrecurring costs. Nonrecurring costs for the nine months ended September 30, 1999 decreased $0.1 million, or 4.8%, to $1.6 million from $1.7 million for the nine months ended September 30, 1998. Nonrecurring costs are comprised of employee retention costs and a one-time $0.3 million pension curtailment charge associated with a recent layoff which occurred after the completion of the Appliance Co. supply agreement.

     Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 1999 increased $5.9 million, or 23.5%, to $30.9 million from $25.0 million for the nine months ended September 30, 1998. Operating income as a percentage of net sales increased to 12.5% for the nine months ended September 30, 1999 from 9.8% for the nine months ended September 30, 1998.

     Interest Expense. Interest expense for the nine months ended September 30, 1999 increased $10.7 million, or 79.9%, to $24.0 million from $13.3 million for the nine months ended September 30, 1998. The increase is attributable to interest expense on debt issued in connection with the Recapitalization.

     Income Taxes. There was no provision for income taxes for the nine months ended September 30, 1999, as compared to a provision of $2.4 million for the nine months ended September 30, 1998. Effective May 5, 1998 the Company is a stand-alone limited liability company and is no longer subject to federal and most state income taxes.

     Net Income. As a result of the foregoing, net income for the nine months ended September 30, 1999 decreased $2.9 million, or 30.4%, to $6.7 million from $9.6 million for the nine months ended September 30, 1998. Net income as a percentage of net sales decreased to 2.7% for the nine months ended September 30, 1999 from 3.8% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Post-Transactions.

     Following the Transactions, the Company's principal sources of liquidity are cash flows generated from operations and borrowings under the $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 1999 will not exceed $13.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. The Company has incurred substantial indebtedness in connection with the Transactions. As of September 30, 1999, the Company has $321.5 million of combined indebtedness outstanding.

     At September 30, 1999 the Company had outstanding debt of $200.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes, $11.5 million of junior subordinated notes and had $63.5 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $52.0 million at September 30, 1999 in additional indebtedness under the Revolving Credit Facility.

     The $200.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

                                 Amount Due
                                 ----------
               Year              (Dollars in
               ----               millions)
               1999.......        $     0.0
               2000.......        $     0.5
               2001.......        $     1.0
               2002.......        $     1.0
               2003.......        $    20.5
               2004.......        $    98.5
               2005.......        $    78.5

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

     The Company's ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, or to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which in turn is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Historical

     Cash generated from operations for the nine months ended September 30, 1999, of $5.4 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital. The working capital investment in accounts receivable at September 30, 1999 of $42.9 million increased $21.5 million as compared to the balance of $21.4 million at December 31, 1998, which was primarily attributable to selling fewer accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company and also due to $7.0 million of past due Appliance Co. receivables, which were ineligible for sale. The working capital investment in accounts payable at September 30, 1999 of $16.0 million decreased $7.4 million as compared to the balance of $8.6 million at December 31, 1998. The accounts payable balance at December 31, 1998 reflected lower purchases and production in December 1998 as compared to September 1999.

     Net cash provided by operating activities for the nine months ended September 30, 1999 of $5.4 million increased by $1.9 million as compared to the nine months ended September 30, 1998. This increase was primarily due to higher net cash provided by changes in assets and liabilities of $3.3 million, partially offset by lower net income, adjusted for non-cash adjustments, of $1.4 million. The net cash reduction from changes in assets and liabilities for the nine months ended September 30, 1998 of $18.9 million was largely due to (i) a decrease in finance program obligations resulting from the payment of $7.8 million to Raytheon Commercial Appliances Receivables Corporation ("RAYCAR") for collections by the Company as sub-servicer of accounts receivable which had previously been sold (ii) an increase in the Company's retained interest in trade receivables which had been sold of $7.3 million and (iii) an increase in finished goods inventories of $3.8 million.

     Prior to the Transactions, cash had been transferred between the Company and Raytheon based on the Company's cash position. For the period from January 1, 1998 through May 4, 1998, the Company transferred cash to Raytheon of $17.5 million, which was generated substantially through the sale of trade receivables during the first nine months of 1998 and from the Company's earnings before depreciation and amortization.

Capital Expenditures

     The Company's capital expenditures for the nine months ended September 30, 1999 and September 30, 1998 were $8.9 million and $5.9 million, respectively. Capital spending in 1999 was principally oriented toward transitioning dryer production from Appliance Co. to the Ripon manufacturing facility and reducing manufacturing costs, while spending in 1998 was principally oriented toward reducing manufacturing costs and transitioning frontload washer production from Appliance Co. to the Company's Ripon manufacturing facility.


YEAR 2000

     The Company has completed the evaluation of its computer operating systems that would potentially be disrupted upon the turn of the century as a result of the Year 2000 Issue. As of October 1999, the Company estimates that it is Year 2000 compliant on over 95% of all business-related software and hardware and that it will be fully compliant by the end of the fourth quarter of 1999.

     The Company's current status with respect to both information technology ("IT") and Non-IT systems is as follows:

IT software/hardware

     The Company believes that its Infinium financial system applications, including general ledger, accounts receivable, payroll, human resources and accounts payable subsystems, and its Mapics manufacturing systems applications are currently Year 2000 ready. In addition, the Company has conducted a comprehensive analysis of its Data3 manufacturing and internally developed order processing and warehouse location inventory systems for which Year 2000 readiness may be an issue. Impacted files within such systems and the programs which access them have been triaged according to urgency based on critical functionality and the time period during which readiness will become an issue. As of October 1999, the Company estimates that all identified files and programs are Year 2000 ready and in use in a production environment. In addition, software suppliers have provided Year 2000 ready releases of the Company's Strategy Loan Management and Sales Tax Reporting systems which have been implemented, and are currently in use.

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

     The Company has completed an audit of IT hardware within the organization. Results indicate that the AS400 processing platform is Year 2000 ready and, as of October 1999, over 95% of the network, network software, printers and PCs in place throughout the organization are Year 2000 compliant. The network and network software were upgraded with Year 2000 ready releases provided by suppliers during the third quarter of 1999. Continued phased upgrades to Company PCs and printers will continue during the fourth quarter of 1999 with ongoing reassessment to ensure Year 2000 readiness. The Company's phone system was upgraded for Year 2000 readiness in the second quarter of 1999.

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

Non-IT software/hardware

     The Company began implementation of a coordinated effort in September 1998 to include every department in the challenge of ensuring Year 2000 readiness in Non-IT areas. Areas that were assessed included office machines, security access devices, Uninterrupted Power Sources, maintenance control chips within equipment used throughout the organization, robotics, process control devices, HVAC and electrical systems and Year 2000 date sensitive controlled devices. Under the direction of each functional Vice President, the Company has begun to implement programs to correct Year 2000 issues in Non-IT areas. In addition to such remedial actions, the programs include the development of contingency plans (such as additional inventory, alternate manufacturing processes, manual/procedures, etc.) for areas where Year 2000 readiness may be an issue. As of October 1999, the Company currently estimates that Year 2000 readiness for Non-IT areas is 90% complete in the Ripon facility, 90% complete in the Madisonville facility and more than 85% complete in the Marianna facility. The Company currently anticipates that all Non-IT Year 2000 issues will be addressed by December 1999.

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

     The Company sent out Year 2000 readiness questionnaires to all suppliers in December 1998. As of October 1999, more than 95% of the Company's suppliers have responded to the questionnaire and indicated when its products and facilities will be Year 2000 ready. Based on the response to the initial questionnaire, the Company will prioritize the suppliers that could potentially have Year 2000 problems which could have a material adverse effect on the Company's operations and will formulate contingency plans to mitigate Year 2000 risk. The Company plans to routinely follow-up with suppliers to reassess and monitor Year 2000 compliance allowing contingency plans to be modified as required. Based upon our initial assessment, the Company does not believe there are significant Year 2000 issues that would have a material adverse effect on the Company's financial condition or results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. The Company does not and currently does not intend to hedge exchange rate fluctuations between United States dollars and foreign currencies. However, from time to time, the Company may enter into derivative financial instruments to hedge its interest rate exposures. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying interest rate exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's Registration Statement on Form S-4 (file no. 333-56857) except for the interest rate swap entered into by the Company as discussed in Note 2 to the financial statements for the quarter ended September 30, 1999.



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

Item 4.   Submission of Matters to a Vote of Security Holders. None.

Item 5.   Other Information. None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits.
               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K. None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 3rd day of November 1999.

             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                      Chairman and CEO
____________________________________                                                      _______________________
Thomas L'Esperance

                                      Vice President and Chief Financial Officer
____________________________________                                                      _______________________
Bruce P. Rounds

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 3rd day of November 1999.


             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                      Chairman and CEO
____________________________________                                                      _______________________
Thomas L'Esperance

                                      Vice President and Chief Financial Officer
____________________________________                                                      _______________________
Bruce P. Rounds

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 3rd day of November 1999.


             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                      Chairman and CEO
____________________________________                                                      _______________________
Thomas L'Esperance

                                      Vice President and Chief Financial Officer
____________________________________                                                      _______________________
Bruce P. Rounds