Form 10-K
period 1999-12-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2000-03-09
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
      [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _____________ to ______________

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

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          Alliance Laundry Systems LLC
                      Index to Annual Report on Form 10-K
                          Year Ended December 31, 1999

                                                                                                        Page
                                                                                                        ----
               CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
                INFORMATION....................................................................            3

                                                   PART I.
ITEM 1.        BUSINESS........................................................................            3
ITEM 2.        PROPERTIES......................................................................           13
ITEM 3.        LEGAL PROCEEDINGS...............................................................           14
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS............................................................           16
                                                   PART II.
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS....................................................           16
ITEM 6.        SELECTED FINANCIAL DATA.........................................................           16
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS............................................           18
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK....................................................................           25
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................           27
ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE.....................................................................           63
                                                  PART III.
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS................................................           63
ITEM 11.       EXECUTIVE COMPENSATION..........................................................           64
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.................................................................           67
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................           70
                                                   PART IV.
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                REPORTS ON FORM 8-K............................................................           73
               INDEX TO EXHIBITS...............................................................           73

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

     This Annual Report includes "forward-looking statements" which appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to successfully implement operating strategies, including trends affecting the business, financial condition and results of operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

                                    PART I.

ITEM 1.  BUSINESS

Introduction

     As used in this Annual Report, unless the context requires otherwise, references to "Alliance" or the "Company" (i) with respect to periods prior to the Merger (as defined below) refer to Alliance Laundry Holdings LLC (the "Parent," formerly known as Raytheon Commercial Laundry LLC prior to the Merger) and its predecessors and subsidiaries, (ii) with respect to periods subsequent to the Merger, refer collectively to Alliance Laundry Systems LLC and its subsidiaries and (iii) when used with regard to financial data refer to the consolidated financial results of Alliance Laundry Holdings LLC and Alliance Laundry Systems LLC. As used herein, the term "stand alone commercial laundry equipment" refers to commercial laundry equipment excluding dry cleaning equipment and custom engineered, continuous process laundry systems and the term "stand alone commercial laundry industry" includes laundromats, multi-housing laundries and on-premise laundries and excludes dry cleaners and continuous process laundries.

     On May 5, 1998, pursuant to an Agreement and Plan of Merger ("Merger Agreement") among Bain/RCL, L.L.C., a Delaware limited liability company ("Bain LLC"), RCL Acquisitions LLC ("MergeCo"), the Parent and Raytheon Company ("Raytheon"), MergeCo was merged with and into the Parent (the "Merger") with the Parent being the surviving entity. Prior to the Merger, Raytheon owned 100% of the equity securities of the Parent, and Bain LLC, the BRS Investors (as defined below), and certain members of senior management (the "Management Investors") of the Parent owned 100% of the equity securities of MergeCo. As a result of the Merger, Bain LLC, the BRS Investors and the Management Investors acquired 93% of the common equity of the Parent. Simultaneous with the consummation of the Merger, the Parent contributed substantially all of its assets and liabilities to the Company. Immediately after the consummation of the Merger, the Company became the only direct subsidiary of the Parent and succeeded to substantially all of the assets and liabilities of the Parent.

          Alliance believes it is the leading designer, manufacturer and marketer of stand alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. The Company believes it has had the leading market share in the North American stand alone commercial laundry equipment industry for the last five years and has increased its market share from approximately 35% in 1995 to 37% in 1999. The Company attributes its industry leading position to: (i) the quality, reliability and functionality of its products; (ii) the breadth of its product offerings; (iii) its extensive distributor network and strategic alliances with key customers; and (iv) its investment in new product development and manufacturing capabilities. As a result of its market leadership, the Company has an installed base of equipment that it believes is the largest in the industry and that generates significant recurring sales of replacement equipment and service parts. Internationally, the Company has developed targeted opportunities, generating equipment sales of $35.3 million, $34.1 million and $45.5 million in 1999, 1998 and 1997, respectively. In addition, pursuant to an agreement which concluded September 17, 1999, the Company supplied consumer washing machines to Amana Company, L.P. ("Appliance Co.") for sale at retail. For 1999, 1998 and 1997 the Company generated net sales of $312.4 million, $330.3 million and $347.7 million and EBITDA (as defined in Item 6 - Selected Financial Data) of $51.0 million, $44.2 million and $57.2 million, respectively.

          The Company believes it has developed the most extensive distribution networks to each of the three distinct customer groups within the North American stand alone commercial laundry equipment industry: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. The Company estimates that in over 80% of the North American market its laundromat and on-premise laundry distributors are either the number one or number two distributor for their respective selling regions. In addition, the Company's in-house sales force has developed superior relationships with leading route operators that own, install and maintain commercial laundry equipment in multi-housing laundries, a critical factor in enabling the Company to grow its market share. Internationally, the Company sells its laundry equipment through distributors and to retailers.

          With an investment of over $77.0 million since 1995, the Company has substantially completed the development of many new products, the redesign of existing products and the modernization of its manufacturing facilities in Wisconsin and Florida. The Company believes its considerable investment in its product line and manufacturing capabilities has strengthened and will continue to enhance its market leadership position.

          Alliance Laundry Corporation ("ALC") is a wholly owned subsidiary of Alliance that was incorporated for the sole purpose of serving as a co-issuer of the Series B 9 5/8% Senior Subordinated Notes (the "Notes") in order to facilitate the Note offering. ALC does not have any substantial operations or assets of any kind and will not have any revenues.

Company Strengths

          Market Leader with Significant Installed Base. The Company believes it led the North American industry in sales to all customer groups, with a 37% market share overall in 1999. As a result of its leading market position, the Company has achieved superior brand recognition and extensive distribution capabilities. The Company's market position has also allowed it to establish what it believes to be the largest installed base in its industry, which generates a significant level of recurring sales of replacement equipment and service parts and provides a platform for sales growth.

          Industry-leading Product Offering. The Company believes its product line leads the industry in reliability, breadth of offerings, functionality and advanced features. Its development team of more than 90 engineers and technical personnel, together with its marketing and sales personnel, work with the Company's major customers to redesign and enhance the Company's products to better meet customer needs. For example, the Company's new products emphasize efficiency and new technology, facilitating ease of use as well as improving performance and reliability. In addition, the Company believes it is the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all customer groups), thereby providing customers with a single source for all their stand alone commercial laundry equipment needs.

          Extensive and Loyal Distribution Networks. The Company believes it has developed the industry's most extensive North American distribution networks. The Company estimates its distributors are either the number one or number two distributor for their respective selling regions in over 80% of the North American market. Most of the Company's distributors have been customers for over ten years. In addition, through its in-house sales force the Company has developed excellent relationships with industry-leading route operators, who are direct customers of the Company. The Company believes its strong relationships with its customers are based, in part, on the quality, breadth and performance of its products and on its comprehensive value-added services.

          Leading National Brands. The Company markets and sells its products under the widely recognized brand names Speed Queen, UniMac and Huebsch. A survey commissioned by the Company in 1993 of more than 1,000 commercial laundry distributors and end-users ranked Speed Queen as the leader in terms of brand awareness and as an industry leader for quality and reliability. In the same study, UniMac was ranked a leading brand in the stand alone on-premise laundry industry; Huebsch and Speed Queen ranked first and second, respectively, in customer satisfaction.

          Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L'Esperance, the Company believes it has assembled the strongest management team in the commercial laundry equipment industry. The Company's seven executive officers have over 87 years of combined experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) ongoing refinements to its product offerings; (ii) the development of strategic alliances with key customers; (iii) the implementation of manufacturing cost reduction and quality improvement programs; and (iv) the acquisition and successful integration of the commercial washer-extractor business of the UniMac Company ("UniMac"). In addition, management owns approximately 19% of the Company's common units on a diluted basis.

Business Strategy

          The Company's strategy is to achieve profitable growth by offering a full line of the most reliable and functional stand alone commercial laundry equipment, along with comprehensive value-added services. The key elements of the Company's strategy are as follows:

          Offer Full Line of Superior Products and Services. The Company seeks to satisfy all of a customer's stand alone commercial laundry equipment needs with its full line of products and services. The Company seeks to compete with other manufacturers in the commercial laundry equipment industry by introducing new products, features and value-added services tailored to meet evolving customer requirements. In 1998, for example, the Company introduced a new line of small-chassis frontload washers, offering multi-housing laundries increased water and energy efficiency. In addition, in 1997, the Company introduced its Automatic Balance System for topload washers, providing industry-leading out-of-balance handling; Alliance's new topload washers generate a higher g-force, thereby reducing moisture left in the laundry and drying time, ultimately reducing operating costs for the Company's customers.

          Develop and Strengthen Alliances with Key Customers. The Company has developed and will continue to pursue long-term alliances and multi-year supply agreements with key customers. For example, the Company is the predominant supplier of new laundry equipment to Coinmach Corporation ("Coinmach"), the largest and fastest growing operator of multi-housing laundries in North America.

          Continuously Improve Manufacturing Operations. The Company seeks to continuously enhance its product quality and reduce costs through refinements to manufacturing processes. The Company achieves such improvements through collaboration among key customers, suppliers and its engineering and marketing personnel. Since 1995, the Company has progressively reduced manufacturing costs through improvements in raw material usage and labor efficiency, among other factors.

Industry Overview

          The Company estimates that North American stand alone commercial laundry equipment sales were approximately $498.0 million in 1999, of which the Company's equipment sales represented approximately $182.5 million. The Company believes that North American sales of stand alone commercial laundry equipment have grown at a compound annual rate of approximately 3% since 1993. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment. Management believes industry growth will be sustained by continued population expansion and by customers increasingly "trading up" to equipment with enhanced functionality, raising average selling prices.

          Manufacturers of stand alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; and (iv) value-added services such as rapid spare parts delivery, equipment financing and computer aided assistance in the design of commercial laundries.

          Outside of the stand alone commercial laundry equipment market, the Company does not participate in manufacturing or selling commercial custom engineered, continuous process laundry systems. Until its March 6, 2000 acquisition of the Ajax pressing and finishing equipment line (see Note 19 - Subsequent Event in notes to Financial Statements), the Company offered only shirt laundering, wetcleaning and drying equipment to the commercial dry cleaning equipment market. Each of these other markets is distinct from the stand alone commercial laundry equipment market, employing different technologies and serving different customer groups.

          Customer Categories. Each of the stand alone commercial laundry equipment industry's three primary customer groups-laundromat operators, multi-housing laundry operators and on-premise laundry operators is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and sophistication. For example, equipment purchased by multi-housing route operators is most similar to consumer machines sold at retail, while equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity and provides superior cleaning and drying capabilities.

          Laundromats. Management estimates that laundromats accounted for approximately 52% of North American stand alone commercial laundry equipment sales in 1999. These approximately 35,000 facilities typically provide walk-in, self-service washing and drying. Laundromats primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and dryers, respectively. Laundromats have historically been owned and operated by sole proprietors. Laundromat owners typically rely on distributors to provide equipment, technical and repair support and broader business services. For example, distributors may host seminars for potential laundry proprietors on laundromat investment opportunities. Independent proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner's reliance on the services of its local distributor, the Company believes that a strong distributor network in local markets differentiates manufacturers in serving this customer group.

          In addition to distributor relationships, the Company believes laundromat owners choose among different manufacturers' products based on, among other things: (i) availability of equipment financing; (ii) reputation, reliability and ease and cost of repair; (iii) the water and energy efficiency of the products (approximately 22% to 25% of annual gross wash and dry income of laundromats is consumed by utility costs, according to the Coin Laundry Association ("CLA")); and (iv) the efficient use of physical space in the store (since 15% to 20% of annual gross income of laundromats is expended for rent according to the CLA).

          Multi-housing laundries. Management believes that multi-housing laundries accounted for approximately 26% of North American stand alone commercial laundry equipment sales in 1999. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations.

          Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers similar in appearance to those sold at retail to the consumer market but offering a variety of enhanced durability and performance features. For example, topload washers sold to multi-housing laundries typically last up to 12,000 cycles, approximately twice as long as the expected life of a consumer machine.

          Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contract with building management. Route operators pay rent (which may include a portion of the laundry's revenue) to building management. Route operators are typically direct customers of commercial laundry equipment manufacturers such as the Company and tend to maintain their own service and technical staffs. Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

          The Company believes reliability and durability are key criteria for route operators in selecting equipment, as they seek to minimize the cost of repairs. The Company also believes route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Given their investments in spare parts inventories and in technician training, route operators are reluctant to change equipment suppliers. Therefore, the Company believes an installed base gives a commercial laundry equipment manufacturer a competitive advantage.

          On-premise laundries. Management believes that on-premise laundries accounted for approximately 22% of North American stand alone commercial laundry equipment sales in 1999. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

          Most products sold to on-premise laundries are washer-extractors and tumbler dryers, primarily in larger capacities up to 250 pounds. These machines process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e., reduced cycle time) of hotel sheets, for example, reduces both a hotel's linen requirements and labor costs of washing and drying linens. The Company believes that in a typical hotel on-premise laundry, up to 50% of the cost of operations is labor.

          On-premise laundries typically purchase equipment through a distributor who provides a range of selling and repair services on behalf of manufacturers. As with laundromats, the Company believes a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important to an on-premise laundry's selection of an equipment supplier.

Trends and Characteristics

          Growth Drivers. The Company believes that continued population expansion in North America has and will drive steady demand for garment and textile laundering by all customer groups purchasing commercial laundry equipment. The Company believes population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 0.9% since 1988 and is projected to grow at approximately 1.0% per year on average over the next ten years.

          In addition, customers are increasingly "trading up" to equipment with enhanced functionality, raising average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, which the Company believes provide such customers with a competitive advantage. Moreover, customers are moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating cost containment.

          Limited Cyclicality. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment. Management believes industry growth will be sustained by continued population expansion and by customers increasingly "trading up" to equipment with enhanced functionality, raising average selling prices. Under all economic conditions, owners of commercial laundries typically delay equipment replacement until such equipment can no longer be economically repaired or until competition forces the owner to upgrade such equipment to provide improved appearance or functionality. The economic life of such equipment and thus timing of replacement of such equipment are also generally unaffected by economic conditions; the economic life of stand alone commercial laundry equipment is generally 7-14 years.

     International Growth. The Company anticipates growth in demand for commercial laundry equipment in international markets, especially in developing countries where laundry machine penetration remains low. As of 1998, less than 50% of the population of South America and 30% of the Asian population had a washer in their home, compared to over 70% in North America.

     Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry (i.e., cycle time) has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation to decrease labor costs and increase the volume of laundry that can be processed in a given time period. Examples of methods of reducing cycle time are: (i) increasing the fill, wash and drain rates; (ii) increasing water extraction capability by increasing spin rate; and (iii) decreasing the number of unfinished wash cycles by improving out-of-balance performance.

Products

          Overview. The Company offers a full line of stand alone commercial laundry washers and dryers, with service parts and value-added services supporting its products, under the Speed Queen, Huebsch and UniMac brands throughout North America and in over sixty foreign countries. The Company's products range from small washers and dryers primarily for use in laundromats and multi-housing laundry rooms to large laundry equipment with load capacities of up to 250 pounds used in on-premise laundries. The Company also benefits from domestic and international sales of service parts for its large installed base of commercial laundry equipment. Internationally, the Company sells laundry equipment under the Speed Queen and private label brands. In addition, the Company produced consumer laundry washers for Appliance Co. under a supply agreement which concluded September 17, 1999.

          Washers. Washers, including consumer products sold to Appliance Co., represented approximately 60% of 1999 net sales and include washer-extractors, topload washers and frontload washers.

          Washer-Extractors. The Company manufactures washer-extractors, its largest washer products, to process from 18 to 250 pounds of laundry per load. Washer-extractors extract water from laundry with spin speeds that produce over 300g's of centrifugal force, thereby reducing the time and energy costs for the drying cycle. Sold under the Speed Queen, UniMac and Huebsch brands, these products represented approximately 26% of 1999 net sales. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable due to the enormous g-force generated by spinning several hundred pounds of water-soaked laundry, to the constant use of the equipment and to the high cost of failure to the user.

          In late 1998 the Company introduced its new Water Saving System line of washer-extractors for on-premise laundries. This new line of washer extractors is designed to obtain up to 32% reductions in water consumption for some applications. The system will also provide substantial reductions in sewer costs and detergent usage for some users.

          Topload Washers. Topload washers are small-chassis washers with the capability to process up to 18 pounds of laundry per load with spin speeds that produce up to 150g's. Sold primarily to multi-housing laundries and laundromats under the Speed Queen and Huebsch brands, these products represented approximately 17% of 1999 net sales. In addition, the Company's sales of consumer washers to Appliance Co. represented approximately 17% of 1999 net sales.

          In 1997, the Company introduced its Automatic Balance System ("ABS"), which it believes provides the industry-leading out-of-balance handling. New topload washers with ABS deliver higher g-force, reducing moisture left in the laundry, thereby reducing drying time and energy usage.

          Frontload Washers. In September 1998, the Company introduced a new small-chassis frontload washer with the capability to process up to 18 pounds of laundry per load. Frontload washers are sold under the Speed Queen brand to laundromat and multi-housing customers. The frontload washer's advanced design uses 28% less water compared to commercial topload washers. Furthermore, decreased usage of hot water and superior water extraction in the high g-force spin cycle reduce energy consumption. This new frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) and can be purchased with a matching small-chassis dryer (single or stacked).

          Dryers. Dryers represented approximately 27% of 1999 net sales and include tumbler dryers, standard dryers and stacked dryers. The Company also sells a new line of stacked frontload washers and dryers.

          Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers represented approximately 18% of 1999 net sales. Tumblers are sold primarily to laundromats and on-premise laundries under all three of the Company's brands. The Company's new tumbler dryer design, introduced in October 1997, features commonality of internal components between models, reducing parts inventory and improving serviceability. These units have 33% to 50% fewer moving parts as compared to their previous design. In addition, these tumblers reduce drying time using 22% less energy as compared to their previous design. The Company's new product offering expanded the capacity range of the tumbler dryer line to include the 25 pound single dryer, which is popular in foreign markets.

          Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Sold under the Speed Queen and Huebsch brands, standard dryers (including stacked dryers) represented approximately 9% of 1999 net sales. In 1997, the Company introduced its newly designed standard dryer, which serves the multi-housing and international consumer markets. The Company believes the dryer's increased capacity, measuring 7.1 cubic feet, is among the largest in the industry. The size of the loading door opening has also been increased to improve loading accessibility. The Company believes that the increased drying capacity and enhanced operational convenience that these improvements provide are critical factors to a customer's product satisfaction. The Company sourced its standard and stacked dryers from Appliance Co. until September 1999.

          Stacked Dryers and Stacked Frontload Washers and Dryers. To enable its multi-housing customers to conserve valuable floor space, the Company offers a stacked unit consisting of two 18 pound standard dryers and offers a stacked unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

          Service Parts. The Company benefits from the recurring sales of service parts to its large installed base. Such sales accounted for approximately 10% of 1999 net sales. The Company offers immediate response service whereby many of its parts are available on a 24-hour turnaround for emergency repair parts orders.

          Other Value-Added Services. The Company believes its customers attach significant importance to the value-added services it provides. The Company offers services that it believes are significant drivers of high customer satisfaction, such as equipment financing (which accounted for approximately 2% of 1999 net sales), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design, sales and service training for distributors, technical support and service training material. In addition, the Company believes it offers an unmatched range of complementary customer services and support, including toll-free technical support and on-call installation and repair service through its highly trained distributors, and web sites which provide information on all Alliance products and services including downloadable product literature, installation guides and site lay-out tools. The Company believes its extensive service capabilities, in addition to the dependability and functionality of its products, will continue to differentiate its products from the competition.

Customers

          The Company's customers include more than: (i) 120 distributors to laundromats; (ii) 100 distributors to on-premise laundries; (iii) 110 route operators serving multi-housing laundries; and (iv) 75 international distributors serving more than 60 countries.

          The Company's top ten equipment customers (excluding Appliance Co.) accounted for approximately 27% of 1999 net sales (excluding sales to Appliance Co.). Coinmach, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Aaxon Holdings, Inc. were the Company's largest customers (excluding Appliance Co.), the largest of which, Coinmach, accounted for 14.1% of 1999 net sales (excluding sales to Appliance Co.). In addition, sales to Appliance Co. accounted for 17% of 1999 net sales.

Sales and Marketing

          Sales force. The Company's sales force of approximately 30 is structured to serve the needs of each customer group. In addition, the Company, through a staff of approximately 40 professionals, provides customers and distributors with a wide range of value-added services such as laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design, sales and service training and technical support.

     Marketing programs. The Company supports its sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.2 million in 1999 and included a variety of forms, from print and electronic media to direct mail. In addition, Company representatives attended over 40 trade shows in 1999 to introduce new products, maintain contact with customers, develop new customer relationships and generate demand for the Company's products.

     Equipment financing. The Company, through its special purpose financing subsidiaries, offers an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include 2-7 year loans with an average principal amount of approximately $84,000. Management believes that the Company's off-balance sheet equipment financing program is among the industry's most comprehensive and that the program is an important component of its marketing activities. In addition, this service provides the Company with stable, recurring income.

     The program is structured to minimize risk of loss. The Company adheres to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs inclusive of loans sold to third parties since the inception of the program in 1992 have been less than 1% as of December 31, 1999.

Research and Development

     The Company's engineering organization is staffed with over 90 engineers and technical support staff. The Company's recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of its commercial laundry equipment. The Company's engineers and technical personnel, together with its marketing and sales personnel, collaborate with the Company's major customers to redesign and enhance its products to better meet customer needs. Research and development spending has increased from $5.8 million in 1995 to $6.8 million in 1999. The Company has developed numerous proprietary innovations that the Company uses in select products. Over the past two years, the Company has rolled out its MicroMaster line of electronically controlled tumblers and washer-extractors under the Speed Queen brand as well as its CardMate Plus debit card cashless system designed to replace coin payment systems. The Company believes this array of new products allows it to continue to be an innovative leader in electronic controls equipment. The Company believes improvements made to existing products and the introduction of new products have supported the Company's market leadership position.

Competition

          Within the North American stand alone commercial laundry equipment industry, the Company competes with several large competitors. The Company believes, however, it is the only participant in the North American stand alone commercial laundry equipment industry to serve significantly all three customer groups with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, the Company's principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, the principal competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, the Company competes primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. The Company does not believe that a significant new competitor has entered the North American stand alone commercial laundry equipment industry during the last ten years, however there can be no assurance that significant new competitors or existing competitors will not compete for the business of different customer groups in the future.

          Certain of the Company's principal competitors have greater financial resources and/or are less leveraged than the Company and may be better able to withstand market conditions within the commercial laundry industry. There can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing

          The Company owns and operates three manufacturing facilities in Wisconsin, Florida and Kentucky-with an aggregate of more than 800,000 square feet. The facilities are organized to focus on specific product segments, although each facility serves multiple customer groups. The Ripon plant presently produces the Company's small-chassis topload washers and frontload washers and began producing the Company's small-chassis dryers, beginning in fall of 1999. The Company's large-chassis products are produced in Marianna (washer-extractors) and Madisonville (tumblers). The Company's manufacturing plants primarily engage in fabricating, machining, painting, assembly and finishing operations. The Company also operates four regional distribution centers, of which three are owned and one is leased. The Company believes that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

          The Company purchases substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless steel, aluminum, electronic controls, corrugated boxes and plastics. The Company believes there are readily available alternative sources of raw materials from other suppliers. The Company has developed long-term relationships with many of its suppliers and has sourced materials from nine of its ten largest suppliers for at least five years.

          The Company is committed to achieving continuous improvement in all aspects of its business in order to maintain its industry leading position. All of the Company's manufacturing facilities are ISO 9001 certified.


ITEM 2.  PROPERTIES

          The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 1999:

                                                                            Approximate
       Location                         Function/Products                   Square Feet         Owned/Leased
Production Facilities
Ripon, WI.............   Manufacture Small Washers and Dryers                      425,400         Owned
Marianna, FL..........   Manufacture Washer-Extractors                             222,200         Owned      /1/
Madisonville, KY......   Manufacture Tumbler Dryers                                152,700         Owned      /2/
                                                                        ------------------
                         Subtotal                                                  800,300
Regional Distribution Centers
Ripon, WI.............   Washers, Dryers, Tumblers                                 138,700         Owned
Ripon, WI.............   Service Parts                                              60,800         Owned
Madisonville, KY......   Tumblers                                                   80,000        Leased      /3/
Marianna, FL..........   Washer-Extractors                                          37,000         Owned
                                                                        ------------------
                         Subtotal                                                  316,500
Other
Ripon, WI.............   Div. Support                                               65,700         Owned
                         Engineering, Procurement                                   43,100         Owned
                                                                        ------------------
                         Subtotal                                                  108,800
                                                                        ------------------
                         Total                                                   1,225,600
                                                                        ==================

------
/1/ The Marianna building is owned, however, the land is leased from the city of Marianna.
/2/ The Madisonville building was offered for sale in 2000 as a result of the restructuring project referred to in Note 4 of the Financial Statements.
/3/ Up to 80,000 square feet of warehouse space is available and is rented on an as needed basis. Currently 40,000 square feet is rented.

The Company believes existing manufacturing facilities provide adequate production capacity to meet product demand.


ITEM 3.  LEGAL PROCEEDINGS

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the Company's business, financial condition and results of operations after giving effect to provisions already recorded.

        In April 1998, Appliance Co. filed suit in the United States District Court for the Southern District of New York seeking, in pertinent part, to prohibit the Company from competing in the U.S. consumer retail distribution laundry market until July 2012. The Company currently does not participate in this market. In June 1998, Appliance Co. added allegations asserting that the Company, Alliance Laundry and Bain Capital, Inc. had tortiously interfered with the non-compete agreement that Appliance Co. claimed that Alliance Laundry had inherited from Raytheon. In January 1999, Appliance Co. added claims against Raytheon and the Company in connection with the Horizon washing machine, a "single-pocket" frontload washing machine that was being readied for volume production as of the time when Raytheon (the former parent of the Company) was completing the sale of its consumer appliances business to Appliance Co. (the "Appliance Co. Transaction"). In January 1999, Alliance Laundry filed a counterclaim against Appliance Co. seeking payment of sums owed for certain top-load washing machines and parts sold pursuant to a Supply Agreement between the companies. In May 1999, Appliance Co. filed a Reply Counterclaim for breach of the Supply Agreement. In October 1999, Appliance Co. added another claim that sought to revise the cross-license agreement between the two companies to restrict the degree to which the Company can use intellectual property whose ownership was retained by the Company as part of the 1997 transaction between Appliance Co. and Raytheon to compete against Appliance Co. in the U.S. consumer retail distribution laundry market.

        In December 1999, the parties to this lawsuit agreed to settle all of their claims, and all claims in the action against all parties were dismissed with prejudice. Under the terms of the settlement agreement, the Company will be allowed to compete in the U.S. home laundry market beginning in October 2004. The Company will also be permitted to compete in the U.S. home laundry market beginning in October 2004 with both the intellectual property whose ownership was retained by the Company as part of the 1997 transaction between Appliance Co. and Raytheon and the intellectual property that was cross-licensed to the Company by Appliance Co. pursuant to the cross-license agreement. Likewise, Appliance Co. will be permitted to compete against the Company in the commercial laundry market beginning in October 2004 and will be able to do so using both the intellectual property that Appliance Co. acquired as part of the Appliance Co. Transaction and the intellectual property to which Alliance received a cross-license under the cross-license agreement. Additionally, pursuant to the terms of the settlement agreement, Appliance Co. satisfied all outstanding invoices owed to the Company for certain top-load washing machines and parts sold pursuant to the Supply Agreement between the companies, and the Company was required to pay Appliance Co. $3.0 million for certain Appliance Co. manufactured inventory. The Company estimates that such inventory has a net realizable value of approximately $1.7 million and has recorded the difference ($1.3 million) as a legal settlement cost in other income (expense), net.

     On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the consummation of the Merger and each of the other related transactions (the "Closing"). An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims, respectively, seeking damages in excess of $30 million from Raytheon. The Arbitration was concluded on January 12, 2000. The decision and award of the Arbitration panel is currently pending.
Any ultimate liability of the Company, on a consolidated basis, pursuant to such proceedings will not, in the opinion of management, have a material effect on the Company's financial position, liquidity or results of operations.

     Pursuant to the Merger Agreement, Bain LLC, the Company and Raytheon have agreed on a partial settlement of claims by the Company for monies due to the Company from Raytheon in the amount of $4 million plus interest thereon as a result of disputes arising under the Merger Agreement. The parties have agreed this amount will not be paid to the Company until the outcome of the Arbitration is known and the final award is rendered. This amount will either be offset against any amount due to Raytheon from the Company as a result of the Arbitration award, or will be added to any other amount due to the Company from Raytheon as a result of the Arbitration. This $4 million plus interest thereon, net of related costs, has been reflected in the accompanying financial statements.

Environmental, Health and Safety Matters

     The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquires relating to environmental matters. There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its facilities and operations are in material compliance with all environmental, health and safety laws.

          Federal, state and local governments could enact laws or regulations concerning environmental matters that affect the Company's operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, the Company's products. The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at the Company's facilities or at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances.

          Certain environmental investigatory and remedial work is underway or planned at, or relating to, the Company's Marianna, Florida and Ripon, Wisconsin manufacturing facilities and at a facility in Omro, Wisconsin formerly leased by the Company. With respect to the Marianna facility, such work is being conducted by a former owner of the property and is being funded through an escrow account, the available balance of which the Company believes to be substantially greater than remaining remediation costs. With respect to the Ripon facility, such work will be conducted by the Company. The Company currently expects to incur costs of approximately $100,000 through 2000 at the Ripon facility to complete remedial work, subject to the Raytheon indemnification described below. There can be no assurance, however, that additional remedial costs will not be incurred by the Company in the future with respect to the Ripon facility. With respect to the Omro facility, the Company leased the Omro facility through July 1998 at which time it completed a transition to outsourced aluminum die castings. The remedial work is being conducted by Raytheon, the current owner of the facility, at Raytheon's sole cost and expense. The Company does not currently expect to incur any costs with respect to the remediation of the Omro facility.

          Pursuant to the Merger Agreement, and subject to a three year notice period following the Closing, Raytheon has agreed to indemnify the Company for certain environmental liabilities in excess of $1,500,000 in the aggregate arising from the operations of the Company and its predecessors prior to the Merger, including with respect to environmental liabilities at the Ripon and Marianna facilities. In addition to the Raytheon indemnification, with respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities. In the event that Raytheon or the former owner fail to honor their respective obligations under these indemnifications, such liabilities could be borne directly by the Company and could be material.

          The Company has also received an order from the U.S. Environmental Protection Agency ("EPA") requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated the Company's ownership of the Ripon facility. The Company believes that EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5 million. The group proposed to settle their alleged claims against the Company, and to protect the Company from further liability at the site, for approximately $100,000. The Company declined the proposal because it believes that any liability related to the site is borne by the Ripon facility's prior owner, and not the Company. The Company has met with EPA to explain its defenses to enforcement of the administrative order. However, in the event the Company were to incur liability related to the site, the Company believes that any allocated remediation costs (currently estimated by the Company at $100,000 based upon on the proposed settlement offer mentioned above which would protect the Company from further liability at the site) would not have a material adverse affect on its business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

There is no established public trading market for any class of common equity of the Company. There was one holder of record of the Company's common equity as of March 8, 2000.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical combined financial data for the three years ended December 31, 1997 and selected historical consolidated financial data for the years ended December 31, 1998 and December 31, 1999. For periods prior to the Merger, the historical combined financial information represents the results of the Company. As a result of the Merger, the Company is now a wholly-owned subsidiary of the Parent. Because the Parent is a holding company with no operating activities and provides certain guarantees, the financial information presented herein for periods subsequent to the Merger represents consolidated financial information of the Parent, rather than consolidated financial information of the Company. The selected historical combined financial data for the three years ended December 31, 1997 were derived from the audited combined financial statements of the Company. The summary historical consolidated financial data for the years ended December 31, 1998 and December 31, 1999 were derived from audited consolidated financial statements of the Company, which are included elsewhere herein, together with the report of PricewaterhouseCoopers LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the notes related thereto of the Company included elsewhere in this Annual Report.

                                                                                    Years Ended December 31,
                                                                 -----------------------------------------------------------
                                                                   1999        1998         1997         1996        1995
                                                                 ---------   ---------    ---------    ---------   ---------
Statements of Income:
Net sales..................................................      $ 312,359   $ 330,267    $ 347,709    $ 318,263   $ 324,529
Operating income...........................................         38,296      28,846       42,950       34,078      29,323
Other income (expense), net................................         (1,706)        306         (243)         685         778
Interest expense...........................................         31,509      21,426           --           --          --
Income before taxes........................................          5,081       7,726       42,707       34,763      30,101
Net income/(1)/............................................          5,052       5,335       26,276       21,355      18,556

Other Operating Data:
EBITDA/(2)/................................................         50,997      44,241       57,152       45,908      40,948
EBITDA before restructuring and nonrecurring costs/(3)/....         54,704      51,025       57,152       49,612      41,522
Depreciation and amortization..............................         16,969      16,671       14,445       11,145      10,847
Non-cash interest expense included in amortization above...          2,562       1,582           --           --          --
Restructuring and nonrecurring costs/(4)/..................          3,707       6,784           --        3,704         574
Capital expenditures.......................................         10,947       7,861       19,990       22,030      16,177
Total assets...............................................        219,866     214,204      205,086      209,795     220,063
Total debt.................................................        322,048     320,124           --        1,000       1,100

(1) Subsequent to the consummation of the Merger, the Company is not a tax paying entity. Historical amounts represent the Company's tax attributes as a division of Raytheon as calculated on a separate return basis.

(2) "EBITDA," as presented, represents income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), cash interest expense and non-cash interest expense on the seller subordinated note. Interest accrued on the seller subordinated note is capitalized annually and will be repaid when the note becomes due. EBITDA is included because management believes that such information provides an additional basis for evaluating the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of the Company's operating results and cash flows as a measure of the Company's liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(3) "EBITDA before restructuring and nonrecurring costs," as presented, represents income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), plant restructuring costs, other nonrecurring costs, cash interest expense and non-cash interest expense on the seller subordinated note. EBITDA before restructuring and nonrecurring costs is included because management believes that such information provides an additional basis for evaluating the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA before restructuring and nonrecurring costs should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of the Company's operating results and cash flows as a measure of the Company's liquidity. Because EBITDA before restructuring and nonrecurring costs is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(4) Nonrecurring costs in 1999 relate to a $2.3 million restructuring charge and $1.5 million associated with payments under retention agreements with certain key employees. In 1998 such costs relate to a $4.5 million restructuring charge and $2.3 million associated with payments under retention agreements with certain key employees. 1996 and 1995 are associated primarily with reductions in work force.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report. The following discussion and analysis of the financial condition and results of operations covers periods before the consummation of the Merger. In connection with the Merger, the Company has entered into financing arrangements and significantly altered its capital structure. As a result of the Merger, the Company is operating as a stand-alone entity for the first time, and the historical financial statements reflect management's estimates of certain costs associated with operating as a stand-alone entity and reflect taxes that are not applicable to the Company following the consummation of the Merger. Accordingly, the results of operations for the periods subsequent to the consummation of the Merger will not necessarily be comparable to prior periods.

     The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. The Company's commercial products are sold to three distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons. In addition, pursuant to a supply agreement with Appliance Co., the Company supplied consumer washing machines to the consumer appliance business of Appliance Co. for sale at retail. This supply agreement was completed and concluded on September 17, 1999.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical net sales for the periods indicated:

                                                                  Year Ended December 31,
                                                  -----------------------------------------------------
                                                       1999                1998              1997
                                                  ---------------    -----------------  ---------------
                                                                   (Dollars in millions)
Net sales
  Commercial laundry.........................     $         225.5    $           220.1  $         239.3
  Appliance Co. consumer laundry.............                54.7                 77.2             76.8
  Service parts..............................                32.2                 33.0             31.6
                                                  ---------------    -----------------  ---------------
                                                  $         312.4    $           330.3  $         347.7
                                                  ===============    =================  ===============

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                                          Year Ended December 31,
                                                         -------------------------------------------------------
                                                               1999              1998                  1997
                                                         ----------------   -----------------   ----------------
  Net sales...........................................       100.0%                100.0%             100.0%
  Cost of sales.......................................        73.2%                 76.0%              75.9%
  Gross profit........................................        26.8%                 24.0%              24.1%
  Selling, general and administrative expense.........        13.3%                 13.2%              11.7%
  Plant restructuring costs...........................         0.7%                  0.0%               0.0%
  Other nonrecurring costs............................         0.5%                  2.1%               0.0%
  Operating income....................................        12.3%                  8.7%              12.4%
     Net income.......................................         1.6%                  1.6%               7.6%

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales. Net sales for the year ended December 31, 1999 decreased $17.9 million, or 5.4%, to $312.4 million from $330.3 million for the year ended December 31, 1998. This decrease was attributable to lower consumer laundry equipment sales of $22.5 million and service part sales of $0.8 million partly offset by increases in commercial laundry sales of $5.4 million. The decrease in consumer laundry sales is due to the completion and conclusion of the two year supply agreement with Appliance Co. as of September 17, 1999. The increase in commercial laundry sales was primarily due to higher sales for multi-housing laundries, $4.4 million, and laundromats, $4.6 million, which were partly offset by a decrease in sales for on-premise laundries, $2.3 million, and lower sales to international customers, $1.0 million. The multi-housing sales increase was driven by the growth of several key customers. The laundromat sales increase was driven by the expansion of several regional coin laundry customers. Sales to on-premise laundries declined primarily as a result of lower government funding for long-term health care facilities. Sales to international customers were lower due to the Company's closure of its Latin American coin laundromat operations.

     Gross profit. Gross profit for the year ended December 31, 1999 increased $4.6 million, or 5.8%, to $83.7 million from $79.1 million for the year ended December 31, 1998. This increase was attributable to manufacturing efficiencies which were partially offset by higher field service expenses of $1.7 million related to a recent new product introduction. Gross profit as a percentage of net sales increased to 26.8% for the year ended December 31, 1999 from 24.0% for the year ended December 31, 1998. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies noted above and the decrease in sales of consumer laundry equipment, which were at margins substantially below that of the remaining business.

     Selling, general and administrative expense. Selling, general and administrative expenses for the year ended December 31, 1999 decreased $1.8 million, or 4.2%, to $41.7 million from $43.5 million for the year ended December 31, 1998. The decrease in selling, general and administrative expenses was primarily due to lower loss recognition related to reduced sales of trade receivables through the Company's off-balance sheet special purpose entity of $1.5 million, and lower selling, general and administrative expenses resulting from the closure of the Company's Latin American coin laundromat operations of $1.3 million, which were partially offset by costs of being a stand-alone business entity (resulting from the May 5, 1998 Merger). Selling, general and administrative expenses as a percentage of net sales increased to 13.3% for the year ended December 31, 1999 from 13.2% for the year ended December 31, 1998.

     Plant restructuring costs. Plant restructuring costs for the year ended December 31, 1999 were $2.3 million, with no plant restructuring costs incurred for the year ended December 31, 1998. These costs relate to a $2.3 million charge ($2.1 million is non-cash) associated with recognition of closure costs for the Company's Madisonville, Kentucky manufacturing facility. See Note 4 - Nonrecurring Items in notes to Financial Statements.

     Other nonrecurring costs. Other nonrecurring costs for the year ended December 31, 1999 decreased $5.3 million to $1.5 million from $6.8 million for the year ended December 31, 1998. The 1998 other nonrecurring costs were comprised of employee retention costs of $2.3 million and a restructuring charge of $4.5 million ($3.6 million was non-cash) associated with the closing of the Company's Argentina coin laundromat operations. The 1999 other nonrecurring costs were comprised entirely of employee retention costs. See Note 4 - Nonrecurring Items in notes to Financial Statements.

     Operating income. As a result of the aforementioned, operating income for the year ended December 31, 1999 increased $9.5 million, or 32.8%, to $38.3 million from $28.8 million for the year ended December 31, 1998. Operating income as a percentage of net sales increased to 12.3% for the year ended December 31, 1999 from 8.7% for the year ended December 31, 1998.

     Interest Expense. Interest expense for the year ended December 31, 1999 increased $10.1 million, or 47.1%, to $31.5 million from $21.4 million for the year ended December 31, 1998. The increase is attributable to incurring a full year of interest expense in 1999 on debt issued in connection with the Merger whereas 1998 includes only interest expense from the Merger date (May 5, 1998) through December 31, 1998.

     Other Income (Expense), Net. Other expense for the year ended December 31, 1999 was $1.7 million as compared to other income of $0.3 million for the year ended December 31, 1998. The 1999 other expense is comprised of a $1.5 million legal settlement resulting from the Appliance Co. settlement agreement (see Note 14 - Commitments and Contingencies in notes to Financial Statements) and $0.2 million related to losses on the sale of fixed assets. The 1998 other income for 1998 is comprised entirely of gains on the sale of fixed assets.

     Net Income. As a result of the aforementioned, net income for the year ended December 31, 1999 decreased $0.2 million, or 5.3%, to $5.1 million from $5.3 million for the year ended December 31, 1998. Net income as a percentage of net sales remained unchanged at 1.6% for the years ended December 31, 1999 and December 31, 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales. Net sales for the year ended December 31, 1998 decreased $17.4 million, or 5.0%, to $330.3 million from $347.7 million for the year ended December 31, 1997. This decrease was primarily due to decreases in commercial laundry equipment sales of $19.2 million which were partially offset by increases in consumer laundry equipment sales of $0.4 million and in service part sales of $1.4 million. The decrease in commercial laundry sales consisted of lower sales to international customers of $11.4 million and a decrease in laundromat sales of $11.5 million which were partially offset by higher earnings from the Company's off-balance sheet equipment financing program of $1.8 million. Sales to international customers were lower as the Company's products (priced in U.S. dollars) have become less competitive due to unfavorable exchange rate movements. The laundromat sales decrease was due to lower sales to a recently formed laundromat chain following higher sales in 1997 to support an initial nationwide rollout.

     Gross profit. Gross profit for the year ended December 31, 1998 decreased $4.7 million, or 5.6%, to $79.1 million from $83.8 million for the year ended December 31, 1997. Gross profit as a percentage of net sales decreased to 24.0% for the year ended December 31, 1998 from 24.1% for the year ended December 31, 1997. The gross profit decrease is primarily attributable to the decreases in international sales, laundromat sales and higher field service expenses of $1.4 million related to late 1997 product introductions, and a decrease in consumer laundry selling prices and related service parts pricing under the Appliance Co. Supply Agreement (see Note 1 - Description of Business and Basis of Presentation in notes to Financial Statements). These reductions were partly offset by profit growth from other North American sales, manufacturing efficiencies and the increased earnings from the Company's equipment financing program.

     Selling, general and administrative expense. Selling, general and administrative expenses for the year ended December 31, 1998 increased $2.7 million, or 6.6%, to $43.5 million from $40.8 million for the year ended December 31, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 13.2% for the year ended December 31, 1998 from 11.7% for the year ended December 31, 1997. The increase in selling, general and administrative expenses was primarily due to an increase in the Company's Argentina selling and administrative expense of $1.2 million and higher administrative expenses associated with being a stand-alone company of $1.3 million.

     Other nonrecurring costs. Other nonrecurring costs for the year ended December 31, 1998 were $6.8 million, with no other nonrecurring costs recorded for the year ended December 31, 1997. Other nonrecurring costs in 1998 are comprised of employee retention costs of $2.3 million and a restructuring charge of $4.5 million ($3.6 million is non-cash) associated with the closing of the Company's Argentina coin laundromat operations. See Note 4 - Nonrecurring Items in notes to Financial Statements.

     Operating income. As a result of the aforementioned, operating income for the year ended December 31, 1998 decreased $14.1 million, or 32.8%, to $28.8 million from $43.0 million for the year ended December 31, 1997. Operating income as a percentage of net sales decreased to 8.7% for the year ended December 31, 1998 from 12.4% for the year ended December 31, 1997.

     Interest Expense. Interest expense for the year ended December 31, 1998 was $21.4 million, with no interest expense recorded for the year ended December 31, 1997. The increase is attributable to interest expense on debt issued in connection with the Merger and represents interest from May 5, 1998 through December 31, 1998.

     Income Taxes. The provision for income taxes for the year ended December 31, 1998 decreased $14.0 million, to $2.4 million from $16.4 million for the year ended December 31, 1997. Income tax provisions recorded through May 4, 1998 represent the Company's tax attributes as a unit of Raytheon as calculated on a separate return basis. Effective May 5, 1998 the Company is a stand-alone limited liability company, and is no longer subject to federal and most state income taxes.

     Net Income. As a result of the aforementioned, net income for the year ended December 31, 1998 decreased $21.0 million, or 79.7%, to $5.3 million from $26.3 million for the year ended December 31, 1997. Net income as a percentage of net sales decreased to 1.6% for the twelve months ended December 31, 1998 from 7.6% for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Post-Merger.

     Following the Merger, the Company's principal sources of liquidity are cash flows generated from operations and borrowings under the Company's $75.0 million revolving credit facility (the "Revolving Credit Facility"). The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2000 will not exceed $12.0 million including all capital expenditures associated with readying the Ripon, Wisconsin facility for the production of tumbler dryers and the recently acquired Ajax business (see
Note 19 - Subsequent Event in notes to Financial Statements). The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. Any ultimate liability of the Company, on a consolidated basis, will not, in the opinion of management, have a material effect on the Company's liquidity or financial position. The Company has incurred substantial indebtedness in connection with the Merger. As of December 31, 1999, the Company has $322.0 million of indebtedness outstanding.

     At December 31, 1999 the Company had outstanding debt of $200.0 million under the Company's term loan facility (the "Term Loan Facility"), $110.0 million of senior subordinated notes, $12.0 million of junior subordinated notes and had $61.7 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Company's $275 million credit agreement, dated May 5, 1998 (the "Senior Credit Facility"). After considering such limitations, the Company could have borrowed up to $54.8 million at December 31, 1999 in additional indebtedness under the Revolving Credit Facility.

     The $200.0 million Term Loan Facility amortizes yearly and is repayable in the following aggregate annual amounts:

                                   Amount Due
                Year               ----------
                ----               (Dollars in
                                    millions)
                2000.............   $    0.5
                2001.............   $    1.0
                2002.............   $    1.0
                2003.............   $   20.5
                2004.............   $   98.5
                2005.............   $   78.5

     The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate in 2003.

     Concurrent with the Closing of the Merger, the Company entered into an asset backed facility, which provides $250.0 million of off-balance sheet financing for trade receivables and equipment loans (the "Asset Backed Facility"). The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

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

Historical

     Cash generated from operations for the twelve months ended December 31, 1999 of $11.7 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital. The working capital investment in accounts receivable at December 31, 1999 of $33.6 million increased $12.2 million as compared to the balance of $21.4 million at December 31, 1998, which was primarily attributable to selling fewer accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The working capital investment in accounts payable at December 31, 1999 of $12.4 million increased $3.8 million as compared to the balance of $8.6 million at December 31, 1998. The accounts payable balance at December 31, 1998 reflected lower purchases and production in December 1998 as compared to December 1999.

     Cash generated from operations during the year ended December 31, 1998 of $6.8 million decreased from $39.7 million for the year ended December 31, 1997. The decrease is attributable to (i) the lower net income for the period, (ii) amounts held as retained interests related to trade receivables and equipment loans under the Asset Backed Facility and (iii) lower levels of trade payables principally due to lower production activity in the fourth quarter of 1998.

     Prior to the Merger, cash had been transferred between the Company and Raytheon based on the Company's cash position. For the period from January 1, 1998 through May 4, 1998, the Company transferred cash to Raytheon of $17.5 million, which was generated substantially through the sale of trade receivables prior to the Merger and from the Company's earnings before depreciation and amortization.

Capital Expenditures

     The Company's capital expenditures for the twelve months ended December 31, 1999 and December 31, 1998 were $10.9 million and $7.9 million, respectively. Capital spending in 1999 was principally related to transitioning dryer production from Appliance Co. to the Ripon manufacturing facility and reducing manufacturing costs, while spending in 1998 was principally related to reducing manufacturing costs and transitioning frontload washer production from Appliance Co. to the Company's Ripon manufacturing facility.

YEAR 2000 (Y2K) COMPLIANCE

     The Company undertook various initiatives intended to ensure its computer equipment and software would function properly with respect to the Y2K issue and completed its Y2K remediation efforts prior to the end of 1999. In addition, prior to the end of 1999, the Company developed various contingency plans to address any unforeseen circumstances that may have arisen.

     In total, the Company spent about $2.7 million since the second half of 1997 to address the Y2K issue, which included significant upgrades to current hardware and software systems. About $1.5 million was spent during 1999. These expenditures were funded using cash flows from operations.

     The Company has experienced no system failures or miscalculations as a result of the Y2K computer issue. In addition, the Company is not aware of any failures attributable to the Y2K problem at its customers or suppliers that threaten to have an adverse impact on the Company's business at this time.

     Even though the Company has not experienced problems related to the Y2K issue at this time and does not expect to experience any problems in the future, it is still remotely possible that the Company could be affected by Y2K issues in the future. Future Y2K issues may arise due to unforeseen problems with the Company's systems or due to Y2K issues of other entities which may affect the Company.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate. This statement will be effective for the Company's first quarter of 2001. Given the Company's current derivative and hedging activities, the statement is not expected to have a material effect on the Company's income or statement of financial position.


FORWARD-LOOKING STATEMENTS

     With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the "Note 14 - Commitments and Contingencies" section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Registration Statement on Form S-4 (file no. 333-56857).


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   Sales of the Company's products to international customers represented approximately 11% of 1999 net sales. At December 31, 1999, there were no material non-United States dollar denominated financial instruments outstanding which exposed the Company to foreign exchange risk.

   As noted above, the Company is exposed to market risk associated with adverse movements in interest rates. Specifically, the Company is primarily exposed to changes in the fair value of its $110 million senior subordinated notes, and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the Senior Credit Facility and its retained interests related to trade accounts receivable and equipment loans sold to the Company's special purpose finance subsidiaries. Borrowings outstanding under the Senior Credit Facility totaled $200 million at December 31, 1999. Retained interests related to sold trade accounts receivable and equipment loans totaled $5.1 million and $17.6 million, respectively, at December 31, 1999.

   The fair value of the Company's senior subordinated notes was approximately $94 million based upon prevailing prices in recent market transactions as of December 31, 1999. The Company estimates that this fair value would increase/decrease by approximately $5.0 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the senior subordinated notes as of December 31, 1999.

   An assumed 10% increase/decrease in the variable interest rate of 8.8% in effect at December 31, 1999 related to the term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $1.8 million.

   Effective March 10, 1999, the Company entered into a $67 million interest rate swap agreement with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which has a term of three years, the Company pays a fixed rate of 4.962% and receives quarterly interest payments based upon LIBOR. The differential between the fixed and floating interest rates under the swap is accrued and is recorded as an adjustment of interest expense. The effect of this agreement on the Company's interest expense during 1999 was a reduction of $0.2 million. The fair value of this interest rate swap agreement which represents the amount that the Company would receive to settle the instrument is $2.4 million at December 31, 1999.

   An assumed 10% increase/decrease in interest rates under the Asset Backed Facility at December 31, 1999 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans sold by the Company, a 10% increase/decrease in interest rates would decrease/increase the fair value of the Company's retained interests at December 31, 1999 of $17.6 million by less than $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 1999 Financial Statements:

                                                                                                Page
                                                                                               ------
     Report of Independent Accountants........................................................   28
     Balance Sheets at December 31, 1999 and 1998.............................................   29
     Statements of Income for the three years ended December 31, 1999.........................   30
     Statements of Parent Company Investment/Members' Deficit and Comprehensive
        Income (Loss) for three years ended December 31, 1999.................................   31
     Statements of Cash Flows for the three years ended December 31, 1999.....................   32
     Notes to Financial Statements............................................................   33

Financial Statement Schedules:
   For the three years ended December 31, 1999

   II - Valuation And Qualifying Accounts.....................................................   62

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Managers and Members
 of Alliance Laundry Holdings LLC


     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 25, 2000, except
 as to Note 19 which is as of
 March 6, 2000

                         ALLIANCE LAUNDRY HOLDINGS LLC
                                BALANCE SHEETS
                                (in thousands)

                                                                                 Consolidated
                                                                                 December 31,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
                                   Assets
Current assets:
   Cash..............................................................   $      3,028      $      4,839
   Cash-restricted...................................................            956             2,084
   Accounts receivable (net of allowance for doubtful accounts of
     $463 and $692 at December 31, 1999 and 1998, respectively)......         33,578            21,421
   Inventories, net..................................................         31,282            30,443
   Prepaid expenses and other........................................          6,160             8,900
                                                                        ------------      ------------
     Total current assets............................................         75,004            67,687

Notes receivable.....................................................         18,314            10,036
Property, plant and equipment, net...................................         57,615            62,264
Goodwill (net of accumulated amortization of $7,746 and $6,246 at
   December 31, 1999 and 1998, respectively).........................         48,319            49,819
Debt issuance costs, net.............................................         13,064            14,940
Other assets.........................................................          7,550             9,458
                                                                        ------------      ------------
     Total assets....................................................   $    219,866      $    214,204
                                                                        ============      ============

                    Liabilities and Members' Deficit
Current liabilities:
   Current portion of long-term debt.................................   $        500      $         --
   Accounts payable..................................................         12,362             8,617
   Finance program obligation........................................          3,551             5,154
   Other current liabilities.........................................         21,805            24,538
                                                                        ------------      ------------
     Total current liabilities.......................................         38,218            38,309

Long-term debt:
   Senior credit facility............................................        199,500           200,000
   Senior subordinated notes.........................................        110,000           110,000
   Junior subordinated note..........................................         12,048            10,124

Other long-term liabilities..........................................          1,866             1,083
                                                                        ------------      ------------
     Total liabilities...............................................        361,632           359,516

Commitments and contingencies (See Note 14)
Mandatorily redeemable preferred equity..............................          6,000             6,000
Members' deficit.....................................................       (147,766)         (151,312)
                                                                        ------------      ------------
     Total liabilities and members' deficit..........................   $    219,866      $    214,204
                                                                        ============      ============

   The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
                             STATEMENTS OF INCOME
                                (in thousands)


                                                                                 Combined
                                                          Consolidated           Year Ended
                                                    Years Ended December 31,    December 31,
                                                    -------------------------
                                                        1999         1998           1997
                                                    ------------ ------------   ------------
Net sales:
  Commercial laundry ...........................    $    225,511 $    220,068   $    239,255
  Appliance Co. consumer laundry ...............          54,682       77,184         76,853
  Service parts ................................          32,166       33,015         31,601
                                                    ------------ ------------   ------------
                                                         312,359      330,267        347,709
Cost of sales ..................................         228,692      251,159        263,932
                                                    ------------ ------------   ------------
Gross profit ...................................          83,667       79,108         83,777
                                                    ------------ ------------   ------------
Selling, general and administrative expense.....          41,664       43,478         40,827
Plant restructuring costs ......................           2,255           --             --
Other nonrecurring costs .......................           1,452        6,784             --
                                                    ------------ ------------   ------------
Total operating expenses .......................          45,371       50,262         40,827
                                                    ------------ ------------   ------------
      Operating income .........................          38,296       28,846         42,950
Interest expense ...............................          31,509       21,426             --
Other income (expense), net ....................          (1,706)         306           (243)
                                                    ------------ ------------   ------------
      Income before taxes ......................           5,081        7,726         42,707
Provision for income taxes .....................              29        2,391         16,431
                                                    ------------ ------------   ------------
      Net income ...............................    $      5,052 $      5,335   $     26,276
                                                    ============ ============   ============

   The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
           STATEMENT OF PARENT COMPANY INVESTMENT/ MEMBERS' DEFICIT
                        AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                                                                                        Combined
                                                                                 Consolidated           Year Ended
                                                                           Years Ended December 31,    December 31,
                                                                           -------------------------
                                                                               1999         1998           1997
                                                                           ------------ ------------   ------------
Members' deficit, beginning of year ....................................   $  (151,312) $   148,573   $    141,546
Net income .............................................................         5,052        5,335         26,276


Accumulated other comprehensive income (loss):
  Net unrealized holding gain on residual interest, beginning of year...         2,800           --             --
  Unrealized gain (loss) ...............................................        (2,927)       2,800             --
                                                                           ------------ ------------   ------------
  Net unrealized holding gain (loss) on residual interest, end of year..          (127)       2,800             --


Net cash and noncash transfers to Raytheon .............................            --      (17,450)       (19,249)
Issuance of common units ...............................................            --       48,882             --
Distribution from/(to) Raytheon and related transaction costs ..........         1,421     (339,452)            --
                                                                           ------------ ------------   ------------
Members' deficit, end of year ..........................................   $  (147,766) $  (151,312)   $   148,573
                                                                           ============ ============   ============


Comprehensive income:
  Net income ...........................................................   $     5,052  $     5,335    $    26,276
  Other comprehensive income (loss):
    Net unrealized holding gain (loss) on residual interest ............        (2,927)       2,800             --
                                                                           ------------ ------------   ------------
Comprehensive income ...................................................   $     2,125  $     8,135    $    26,276
                                                                           ============ ============   ============

   The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Consolidated              Combined
                                                                                      Years Ended             Year Ended
                                                                                      December 31,           December 31,
                                                                                -------------------------
                                                                                   1999           1998           1997
                                                                                ----------     ----------    ------------
Cash flows from operating activities:
  Net income...............................................................     $    5,052     $    5,335    $     26,276
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .......................................         16,969         16,671          14,445
      Restructuring charges ...............................................          2,255          4,466              --
      Non-cash junior subordinated note interest ..........................          1,924          1,124              --
      (Gain) loss on sale of property, plant and equipment ................            215           (306)            243
      Deferred income taxes ...............................................             --            180           2,281
      Changes in assets and liabilities:
        Accounts and notes receivable .....................................        (16,435)         2,615         (21,751)
        Inventories .......................................................           (839)         3,271          10,546
        Other assets ......................................................          1,107        (10,049)         (4,468)
        Accounts payable ..................................................          3,745         (7,298)         (1,966)
        Finance program obligation ........................................           (475)       (10,254)         13,324
        Other liabilities .................................................         (1,856)         1,032             724
                                                                                ----------     ----------    ------------
      Net cash provided by operating activities ...........................         11,662          6,787          39,654
                                                                                ----------     ----------    ------------

Cash flows from investing activities:
  Additions to property, plant and equipment ..............................        (10,947)        (7,861)        (19,990)
  Proceeds on disposal of property, plant and equipment....................            739          2,350             831
                                                                                ----------     ----------    ------------
      Net cash used in investing activities ...............................        (10,208)        (5,511)        (19,159)
                                                                                ----------     ----------    ------------

Cash flows from financing activities:
  Transfers to Raytheon ...................................................             --        (15,553)        (19,249)
  Increase in other long-term debt ........................................             --             --          (1,000)
  Proceeds from senior term loan ..........................................             --        200,000              --
  Proceeds from senior subordinated notes .................................             --        110,000              --
  Proceeds from junior subordinated note ..................................             --          9,000              --
  Issuance of mandatorily redeemable preferred equity .....................             --          6,000              --
  Issuance of common units ................................................             --         48,882              --
  Debt financing costs ....................................................           (686)       (16,522)             --
  Distribution to Raytheon and related transaction costs...................         (2,579)      (339,452)             --
                                                                                ----------     ----------    ------------
      Net cash provided by (used in) financing activities .................         (3,265)         2,355         (20,249)
                                                                                ----------     ----------    ------------

Increase (decrease) in cash ...............................................         (1,811)         3,631             246
Cash at beginning of year .................................................          4,839          1,208             962
                                                                                ----------     ----------    ------------
Cash at end of year .......................................................     $    3,028     $    4,839    $      1,208
                                                                                ==========     ==========    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest ..................................................     $   27,670     $   15,579    $         33

  Non-cash transaction:
    Recapitalization price adjustment receivable ..........................          4,000             --              --

   The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997
           (dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation:

Description of Business

     Alliance Laundry Holdings LLC (the "Company") designs, manufactures and services a full line of commercial laundry equipment for sale in the U.S. and for export to numerous international markets. The Company also manufactures consumer washing machines for sale to Appliance Co. (see "Sale to Appliance Co.") and international customers. The Company produces all of its products in the U.S. at three manufacturing plants located in Ripon, Wisconsin, Marianna, Florida and Madisonville, Kentucky. In 1996, Raytheon Appliances, S.A. was established to build, own and operate coin laundromats in Latin America (see
Note 4).

     The Company originated from the acquisition of Speed Queen Company ("Speed Queen") by Raytheon Company ("Raytheon") in October of 1979. Speed Queen operated as a separate subsidiary of Raytheon until March 31, 1996 when it was merged into Amana Refrigeration, Inc. ("Amana"), a wholly-owned subsidiary of Raytheon, which manufactured and serviced home appliances. In connection with this consolidation, the Speed Queen legal entity was dissolved and Amana was renamed Raytheon Appliances, Inc. On September 10, 1997, in connection with the sale by Raytheon of its consumer laundry business (see "Sale to Appliance Co."), Raytheon Appliances, Inc. was dissolved. Concurrently, Raytheon Commercial Laundry LLC was established as a limited liability company to carry on the commercial laundry portion of Raytheon's appliance business. In addition, the legal entity Raytheon Appliances, S.A. became a wholly-owned subsidiary of the newly established entity, Raytheon Commercial Laundry LLC.

Sale to Appliance Co.

     Historically, the Company reported as one of five operating units comprising Raytheon's appliances division. On September 10, 1997, Raytheon sold three of the five operating units of its appliances division to Amana Company, L.P. ("Appliance Co." or the "Appliance Co. Transaction"). As a result of this sale, Raytheon divested its consumer appliance (including consumer laundry), heating and air conditioning, and commercial cooking operating units, while retaining its commercial laundry and control systems operating units. In connection with the sale, Raytheon also sold to Appliance Co. a laundry manufacturing plant in Searcy, Arkansas ("Searcy"). This plant was acquired by Raytheon as part of the Speed Queen acquisition. Searcy's operations were predominantly related to the production of consumer laundry equipment (approximately 80% consumer and 20% commercial).

     Since 1991 the Company's operations have been managed as a strictly commercial laundry business with the Searcy plant's consumer products managed as an integral part of Raytheon's consumer business. Therefore the Searcy plant's operations have been excluded from the Company's financial statements. All assets and liabilities of Searcy have been excluded from these financial statements, except for certain tooling and dies which are specific to the production of commercial laundry products and which were retained by the Company subsequent to the sale. Production of commercial product by Searcy has been reflected as being purchased by the Company at standard cost for all periods presented. Outstanding payables associated with these purchases from Searcy of $0.5 million are included in accounts payable at December 31, 1998 with no outstanding balance at December 31, 1999.

     Effective September 10, 1997, in connection with the Appliance Co. Transaction, the Company and Appliance Co. entered into two supply agreements. Under the first supply agreement, the Company agreed to purchase small chassis front loading washing machines from Appliance Co. for one year and small chassis dryers, stack dryers, and stack front loading washer/dryer combinations for two years commencing on September 10, 1997. The Company agreed to purchase a minimum of 144,000 machines over the two year period at an approximate cost of $40 million. As of September 10, 1999 the Company discontinued the purchase of all products under this supply agreement. The Company has developed the production capability to produce and is currently producing those products at its Ripon, Wisconsin facility.

     Under a second agreement (the "Appliance Co. Purchase Agreement"), Appliance Co. agreed to purchase a specified quantity of top loading washing machines from the Company annually over the term of the agreement. This agreement was not renewed and production of washing machines under this agreement was discontinued after September 17, 1999.

Basis of Presentation

     The financial statements as of and for the years ended December 31, 1999 and 1998 present the financial position and results of operations of the Company following the May 1998 recapitalization (the "Recapitalization") and merger discussed in Note 3. The merger has been accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities is unchanged. The financial statements as of and for the years ended December 31, 1999 and 1998 represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

     For periods prior to the Recapitalization, the financial statements present the Company's results of operations and financial position as it operated as a unit of Raytheon, including certain adjustments necessary for a fair presentation of the business. The financial statements presented for pre-Recapitalization periods may not be indicative of the results that would have been achieved had the Company operated as an unaffiliated entity. Although the Company was a stand-alone legal entity at December 31, 1997, it did not operate as such for the majority of 1997 and therefore the financial statements for the year then ended have been presented on a combined basis. All material intercompany transactions have been eliminated in the preparation of these financial statements.


Note 2 - Significant Accounting Policies:

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Cash, Cash Equivalents and Cash Management

     The Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash at December 31, 1999 and 1998 represent unremitted collections on notes receivable sold prior to May 5, 1998.

Revenue Recognition

     Commercial Laundry Revenue - Commercial laundry revenue is recognized upon shipment. Commercial laundry revenues include sales of consumer laundry products to international customers.

     Appliance Co., Consumer Laundry Revenue - The Company sold consumer laundry products manufactured at its Ripon, Wisconsin plant to Appliance Co. and its predecessor Amana until the termination of the supply agreement on September 17, 1999. Revenues from consumer laundry sales to Amana have been recognized at standard cost plus 7% for all periods presented prior to September 10, 1997. Subsequent to September 10, 1997, sales of consumer laundry products were made to Appliance Co. at amounts approximating 1997 standard costs in accordance with the Appliance Co. Purchase Agreement.

     Service Parts Revenue - Service parts revenue is recognized upon shipment.

     Financing Program Revenue - As discussed below, the Company sells notes receivable and accounts receivable through its special-purpose bankruptcy remote entities. The Company, as servicing agent, retains collection and administrative responsibilities for the notes and accounts receivable. The Company earns a servicing fee, based on the average outstanding balance. In addition, the Company records gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Company also recognizes interest income on notes receivable and other beneficial interests retained in the period the interest is earned. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenues. Losses on the sale of accounts receivable are recognized in the period in which such sales occur and are included in selling, general and administrative expense.

Sales of Accounts Receivable and Notes Receivable (See Notes 5 and 6)

     Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." According to SFAS No. 125, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Beginning in 1997, the Company sold a significant portion of accounts receivable and notes receivable to third parties through special-purpose bankruptcy remote entities designed to meet the SFAS No. 125 requirements for sale treatment. Accordingly, the Company removed these receivables from its balance sheet at the time of transfer. Prior to the Recapitalization, the special-purpose bankruptcy remote entities included Raytheon Commercial Appliances Receivables Corporation ("RAYCAR") through which the Company sold eligible trade accounts receivable and Raytheon Commercial Appliances Financing Corporation ("RAYCAF") through which the Company sold eligible notes receivable. In connection with the Recapitalization, the Company established Alliance Laundry Receivables Warehouse LLC ("ALRW"), a special-purpose bankruptcy remote entity, to which all eligible trade accounts receivable and eligible notes receivable are sold after May 4, 1998. In a subordinated capacity, the Company retains rights to the residual portion of interest earned on the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. Unrealized gains and losses resulting from changes in the estimated fair value of the Company's retained interests are recorded as other comprehensive income (loss) in accordance with SFAS No. 125. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values.

     Under these arrangements the Company acts as servicer or sub-servicer of the accounts receivable and notes receivable sold. As such, the Company continues to administer and collect amounts outstanding on such receivables. At December 31, 1999 and December 31, 1998, the Company had collected approximately $0.8 million and $1.9 million, respectively, of notes receivable which were subsequently transferred to the buyers through a monthly settlement process. At the balance sheet dates, these amounts were recorded as finance program obligations.

Inventories

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in other income (expense). When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount, including any related goodwill, to determine if a write-down is required.

     The straight-line method of depreciation was adopted for all property placed into service on or after January 1, 1999. For property placed into service prior to January 1, 1999, depreciation is computed using a combination of accelerated and straight-line methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the useful lives of these assets. The effect of the change for 1999 was to increase net income by approximately $0.2 million, substantially all of which arose in the fourth quarter.

     Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

     Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in purchase transactions, and is amortized using the straight-line method over 40 years. Accumulated amortization was $7.8 million and $6.3 million at December 31, 1999 and 1998, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill and other intangibles based on expectations of non-discounted cash flows and operating income. Based on its most recent analysis, the Company believes that no impairment of recorded intangibles exists at the balance sheet date.

Debt Issuance Costs

     In conjunction with the Recapitalization, the Company recorded $17.2 million of debt issuance costs. These costs are being amortized on a straight-line basis over periods ranging from 5 to 10 years. Accumulated amortization was $4.1 million and $1.6 million at December 31, 1999 and 1998, respectively.

Warranty Liabilities

     The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. Warranty costs were $5.3 million, $3.6 million and $2.2 million in 1999, 1998 and 1997, respectively.

Research and Development Expenses

     Research and development expenditures are expensed as incurred. Research and development costs were $6.8 million, $8.4 million and $7.6 million in 1999, 1998 and 1997, respectively.

Advertising Expenses

     The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $3.2 million, $3.1 million and $3.4 million in 1999, 1998 and 1997, respectively.

Environmental Costs

     The Company adopted Statement of Position 96-1 (SOP 96-1) "Environmental Remediation Liabilities", in 1997. SOP 96-1 provides authoritative guidance with respect to specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The adoption did not have a material impact on the Company's financial position or results of operations.

Income Taxes

     Historically, the Company's operations had been included in the consolidated income tax returns filed by Raytheon. For periods prior to the Recapitalization, income tax expense in the Company's statement of income was calculated on a separate tax return basis as if the Company had operated as a stand-alone entity. The provision for income taxes was calculated in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred income taxes using the liability method. As a result of the Recapitalization, the Company is now a stand-alone limited liability company and is not subject to federal and most state income taxes effective May 5, 1998.

Class B and C Units

     As discussed in Note 12, the Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction. These units were issued for nominal consideration based upon the subordinated nature of such interests. The Class B and C Units are considered to represent performance-based compensatory awards for accounting purposes. Compensation expense will be measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it becomes probable that certain target multiples, as defined, will be achieved. No compensation expense related to these units was recognized in 1998 or 1999.

Parent Company Investment

     Prior to the Recapitalization, the Company received short-term funding from its parent, Raytheon to meet its periodic cash flow needs. No dividends were paid in 1998 or 1997. Interest expense associated with Raytheon's general corporate debt has not been allocated to the Company. Prior to the Recapitalization, the Company participated in numerous benefit plans of Raytheon (see Note 15). Certain services were provided to the Company by Raytheon, primarily related to treasury, taxes, legal and risk management. The estimated costs of such services have been included in these financial statements. Management believes these allocations are reasonable. Raytheon provided certain supplemental services to the Company related primarily to general tax and legal, audit and human resources which are not material and have been excluded from these financial statements. During a portion of 1997, certain administrative services were performed by Amana on behalf of the Company. The estimated cost of these services, which consisted mainly of accounting and payroll services, have been reflected in the income statement in 1997.

     All transfers to and from Raytheon have been reported in the parent company investment account.

Fair Value of Financial Instruments

     The carrying amounts reported in the statement of assets, liabilities and members' deficit for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the senior credit facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of the Company's senior subordinated notes at December 31, 1999 is estimated based upon prices prevailing in recent market transactions.

Interest Rate Swaps

     To limit the effect of increases in interest rates, the Company has entered into an interest rate swap arrangement. The differential between the contract floating and fixed rates is accrued each period and recorded as an adjustment of interest expense.

Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk include trade accounts receivable and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up the Company's customer base, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

Certain Concentrations

     As discussed in Note 1, the Company had mutual supply agreements with Appliance Co. that terminated in 1999. Consumer topload washers sold to Appliance Co. comprised a substantial percentage of the unit volume of the Ripon facility and represented approximately 18%, 23% and 22% of net sales in 1999, 1998 and 1997, respectively. Upon the termination of the Appliance Co. Purchase Agreement at September 17, 1999, the Company experienced a significant decline in unit volume. This volume decline may result in an increase in the Company's average cost per unit, due to, among other factors, unabsorbed manufacturing overhead and reduced procurement and manufacturing efficiencies.

Future Accounting Changes

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate. This statement will be effective for the Company's first quarter of 2001. Given the Company's current derivative and hedging activities, the statement is not expected to have a material effect on the Company's results of operations or financial position.


Note 3 - Recapitalization Transaction:

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


Note 4 - Nonrecurring Items:

     During the fourth quarter of 1998, the Company recorded a $4.5 million restructuring charge associated with the closing of the Company's Latin American coin laundromat operations. A decision was made to close these operations because of continued unprofitable performance. The charge included $1.5 million for the estimated loss on the sale of company-owned dry-cleaning and laundry stores representing the excess of the carrying value of assets relating to these stores over estimated proceeds from sale, $1.4 million for the write-off of the unamortized balance of the LaveRap tradename and franchise rights which were purchased in 1996 for use in developing coin laundromats in Latin America, $0.9 million for severance and related benefits arising from the termination of 41 employees and $0.7 million for certain other expenses associated with discontinuing the Latin American operations. The carrying value of assets held for disposal at December 31, 1999 is not material. At December 31, 1999, the Company had one store remaining and remaining reserves of approximately $0.1 million are expected to be adequate to provide for related costs.

                                                                                             Balance at
                                                      1998                   Utilized       December 31,
                                                     Charge      Cash        Non-cash           1998
                                                    --------   --------     ----------     --------------
Estimated loss on sale of stores..................    $1,469      $   -        $     -             $1,469
Write-down of intangible assets...................     1,366          -         (1,366)                 -
Write-down of other assets........................       656          -              -                656
Employee termination and severance benefits.......       893       (213)             -                680
Other.............................................        82          -              -                 82
                                                    --------   --------     ----------     --------------
  Total...........................................    $4,466      $(213)       $(1,366)            $2,887
                                                    ========   ========     ==========     ==============

                                                      Balance at                                     Balance at
                                                     December 31,                    Utilized       December 31,
                                                         1998           Cash         Non-cash           1999
                                                    --------------   ----------    ------------    --------------
Estimated loss on sale of stores................         $   1,469     $      -      $   (1,469)        $       -
Write-down of other assets......................               656            -            (557)               99
Employee termination and severance benefits.....               680         (601)            (79)                -
Other...........................................                82            -             (82)                -
                                                   ---------------   ----------    ------------    --------------
  Total.........................................         $   2,887     $   (601)      $  (2,187)        $      99
                                                   ===============   ==========    ============    ==============

   The Company's Latin American operations generated net sales of $0.2 million and $2.4 million, and an operating loss of $0.2 million and $1.6 million for the twelve months ended December 31, 1999 and 1998, respectively.

   The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Recapitalization. During 1999 and 1998, the Company incurred approximately $1.5 million and $2.3 million, respectively, in expense associated with payments under these agreements. Payments under this program were completed in November of 1999.

   During the fourth quarter of 1999, the Company recorded a $2.3 million restructuring charge associated with the closing of the Company's Madisonville, KY manufacturing facility. A decision was made to close the Madisonville facility and transfer production to the Ripon, WI manufacturing facility because of the available capacity at the Ripon facility and the operating synergies that will be recognized. The charge includes $1.7 million in employee termination and severance benefit charges, $0.5 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. The carrying value of assets held for disposal at December 31, 1999 is $1.0 million.

                                                                                                     Balance at
                                                       1999                          Utilized       December 31,
                                                       Charge           Cash         Non-cash           1999
                                                   ---------------   ----------    ------------    --------------
Write-down of fixed assets......................         $     485     $      -       $    (485)        $       -
Employee termination and severance benefits.....             1,739          (20)         (1,640)               79
Other...........................................                31            -               -                31
                                                   ---------------   ----------    ------------    --------------
  Total.........................................         $   2,255     $    (20)      $  (2,125)        $     110
                                                   ===============   ==========    ============    ==============

     The non-cash portion of employee termination and severance benefits relates to plan curtailment losses recognized in connection with 1999 workforce reductions and the portion of supplemental termination benefits to be funded out of the Company's overfunded pension plans (see Note 15).


Note 5 - Customer Financing:

     Since 1992, the Company offered a variety of equipment financing programs (capital leases) to assist customers in financing equipment purchases. These capital leases were transferred immediately to third parties who administer the contracts and earn all associated interest revenues ("External Financing"). These External Financings have terms ranging from 2 to 7 years and carry market interest rates as set by the third-party lender. These third parties have recourse against the Company ranging from 15% to 100%. At December 31, 1999 and 1998, the uncollected balance of leases with recourse under these programs was $11.4 million and $25.5 million, respectively. In connection with the Recapitalization, Raytheon agreed to indemnify the Company for any recourse obligations arising from these programs.

     In 1996, the Company established an internal financing organization to originate and administer promissory notes for financing of equipment purchases and laundromat operations. These notes typically have terms ranging from Prime plus 1% to Prime plus 3% for variable rate notes and 9.9% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 1999 approximates 10.9% with terms ranging from 2 to 7 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk. In connection with the Transactions, the Company entered into a five year $250.0 million revolving loan agreement (the "Asset Backed Facility") through ALRW, its special-purpose single member limited liability company, to finance trade receivables and notes receivable related to equipment loans with Lehman Commercial Paper, Inc. (the "Facility Lender"), an affiliate of Lehman Brothers, Inc. The Asset Backed Facility is a $250.0 million facility, with sublimits of $100.0 million for loans on eligible trade receivables and $200.0 million for loans on eligible equipment loans. With respect to loans secured by equipment loans, the Facility Lender will make loans up to but not exceeding the lesser of 90% of the outstanding principal balance of eligible equipment loans or 90% of the market value with respect to eligible equipment loans, as determined by the Facility Lender in its reasonable discretion. The eligibility of both trade receivables and equipment loans is subject to certain concentration and other limits. In addition, after 24 months in the Asset Backed Facility, an otherwise eligible equipment loan will no longer be considered an eligible equipment loan, subject to two automatic six-month extensions upon payment of a fee if such equipment loans have not been securitized or otherwise disposed of by ALRW. The interest rate of loans under the Asset Backed Facility is generally equal to one-month LIBOR plus 1.0% per annum. The Company as servicing agent retains collection and administrative responsibilities for the notes sold. The Company sold $85.9 million and $44.2 million of notes under this agreement during 1999 and 1998, respectively. The amount of uncollected balances on equipment loans sold to ALRW was $110.2 million and $42.4 million at December 31, 1999 and 1998, respectively.

     ALRW provides additional credit enhancement to the Facility Lender (consisting of an irrevocable letter of credit, an unconditional lending commitment of the Lenders under the Senior Credit Facility or a cash collateral account) in an amount not to exceed 10% of the aggregate principal amount of loans outstanding under the Asset Backed Facility up to $125.0 million and 5% of the aggregate principal amount of loans outstanding above $125.0 million. The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the Lenders for any drawings on the credit enhancement by the Facility Lender. If the credit enhancement is not replenished by the Company after a drawing, the Facility Lender will not be obligated to make further loans under the Asset Backed Facility and the Asset Backed facility will begin to amortize. In addition, at any time when (i) the aggregate principal amount of loans outstanding under the Asset Backed Facility exceeds $125.0 million and (ii) the delinquency or default ratios with respect to trade receivables or equipment loans exceed certain specified levels (an "Excess Spread Sweep Event"), and for four months after a cure of such excess delinquency or default ratios, the collections on the equipment loans (after payment of accrued interest on the loans under the Asset Backed Facility) will be directed into an excess spread sweep account in the name of the Facility Lender until the amount on deposit in such account is equal to five percent of the aggregate principal amount of loans outstanding under the Asset Backed Facility.

     Early repayment of the loans under the Asset Backed Facility will be required upon the occurrence of certain "events of default," which include: (i) default in the payment of any principal of or interest on any loan under the Asset Backed Facility when due, (ii) the bankruptcy of ALRW, Alliance Laundry or the issuer of the letter of credit or provider of the line of credit, (iii) any materially adverse change in the properties, business, condition or prospects of, or any other condition which constitutes a material impairment of ALRW's ability to perform its obligations under the Asset Backed Facility and related documents, (iv) specified defaults by ALRW or Alliance Laundry on certain of their respective obligations, (v) delinquency, dilution or default ratios on pledged receivables exceeding certain specified ratios in any given month, (vi) the ratio of (a) the indebtedness of Alliance Laundry and its subsidiaries minus indebtedness subordinated to the loans under the Asset Backed Facility to (b) the sum of the tangible net worth of Alliance Laundry and its subsidiaries and the amount of debt subordinated to the loans under the Asset Backed Facility exceeding a specified amount and (vii) a number of other specified events.

     Prior to the Transactions, the Company through its special-purpose bankruptcy remote entity, RAYCAF, had entered into an agreement with Falcon Asset Securitization Corporation (the "Bank"), a wholly-owned subsidiary of First Chicago/NBD, under which it sold defined pools of notes receivable. Under the terms of the agreement with the Bank, the Bank is paid interest based on the 30-day commercial paper rate plus 0.3% and has recourse against the Company ranging from 15% to 100%. The Company, as servicing agent, retains collection and administrative responsibilities for the notes. In 1998 and 1997 under this financing program, the Company sold $28.7 million and $105.0 million, respectively. Notes were no longer sold under this program after May 4, 1998. The total amount uncollected at December 31, 1999 and 1998, was $57.2 million and $89.1 million, respectively.

     Gains on sales of notes receivable in 1999, 1998, and 1997 of approximately $7.4 million, $7.7 million, and $5.9 million, respectively, are included in commercial laundry revenues. At December 31, 1999 and 1998, the Company has included in notes receivable $11.0 million and $4.2 million, respectively, related to its retained interest in notes sold to ALRW. In addition, at December 31, 1999 and 1998, included in other assets is $6.6 million and $8.2 million, respectively, related to the Company's beneficial interest in the residual portion of interest earned on notes sold.


Note 6 - Sales of Accounts Receivable:

     As described in Note 5 above, in connection with the Transactions, the Company entered into the Asset Backed Facility through ALRW to finance trade receivables and notes receivable related to equipment loans. With respect to loans secured by trade receivables, the Facility Lender will make loans up to but not exceeding 85% of the outstanding amount of eligible trade receivables. The interest rate of loans under the Asset Backed Facility is generally equal to one-month LIBOR plus 1.0% per annum. The Company as servicing agent retains collection and administrative responsibilities for the accounts receivable sold. Under this agreement, the Company sold $325.0 million and $210.4 million of accounts receivable during 1999 and 1998, respectively. The total amount of uncollected balances on trade accounts receivable sold at December 31, 1999 and 1998 totaled $33.2 million and $43.4 million, respectively.

     Prior to the Transactions, the Company had entered into an agreement through its special-purpose bankruptcy remote entity, RAYCAR, with the Preferred Receivables Funding Corporation, a wholly-owned subsidiary of First Chicago/NBD to sell certain defined pools of trade accounts receivable. Under the terms of the agreement, interest was charged based on the 30-day commercial paper rate plus 0.3%. The interest rates were adjusted based on Raytheon's debt rating. The Company, as servicing agent, retained collection and administrative responsibility for the accounts receivable. Under this agreement, the Company sold $92.2 million and $284.5 million of accounts receivable in 1998, and

1997, respectively. Accounts receivable were no longer sold under this agreement after May 4, 1998. At December 31, 1997, $74.6 million was uncollected or had not been remitted to the Bank. No receivables under this agreement were uncollected as of December 31, 1998.

     Losses on sales of trade accounts receivable of $2.6 million, $4.1 million and $3.4 million in 1999, 1998 and 1997, respectively, are included in selling, general and administrative expense. The Company's retained interest in trade accounts receivable sold to ALRW, which is included in other current assets, at December 31, 1999 and 1998 is $5.1 million and $6.9 million, respectively.


Note 7 - Inventories:

     Inventories consisted of the following at:

                                                             December 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------

Materials and purchased parts.........................  $  14,506     $  14,296
Work in process.......................................      3,688         3,280
Finished goods........................................     16,736        16,571
Less: inventory reserves..............................     (3,648)       (3,704)
                                                        ---------     ---------
                                                        $  31,282     $  30,443
                                                        =========     =========


Note 8 - Property, Plant and Equipment:

     Property, plant and equipment consisted of the following at:

                                                              December 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------

Land..................................................  $     767     $     773
Buildings and leasehold improvements..................     27,529        26,215
Machinery and equipment...............................    144,978       137,279
                                                        ---------     ---------
                                                          173,274       164,267
Less: accumulated depreciation........................   (117,788)     (107,135)
                                                        ---------     ---------
                                                           55,486        57,132
Construction in process...............................      2,129         5,132
                                                        ---------     ---------
                                                        $  57,615     $  62,264
                                                        =========     =========

     Depreciation expense was $12.5 million, $13.3 million and $12.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 9 - Other Current Liabilities:

     The major components of other current liabilities consisted of the following at:

                                                              December 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Warranty reserve....................................    $   5,504     $   4,626
Accrued sales promotion and cooperative
 advertising........................................        3,871         4,381
Salaries, wages and other employee benefits.........        4,909         5,297
Accrued interest....................................        2,817         2,931
Accrued restructuring...............................          201         2,887
Other current liabilities...........................        4,503         4,416
                                                        ---------     ---------
                                                        $  21,805     $  24,538
                                                        =========     =========

Note 10 - Long-Term Debt:

   Long-term debt at December 31, 1999 consisted of.the following:

                                                              December 31,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Term Loan Facility..................................    $ 200,000     $ 200,000
Senior Subordinated Notes...........................      110,000       110,000
Junior Subordinated Note............................       12,048        10,124
                                                        ---------     ---------
Gross long-term debt................................      322,048       320,124
Less: current portion...............................         (500)           --
                                                        ---------     ---------
                                                        $ 321,548     $ 320,124
                                                        =========     =========

Senior Credit Facility

     In connection with the Transactions, the Company entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers, Inc. acted as arranger and Lehman Commercial Paper, Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of the Company's senior subordinated notes. The Term Loan Facility requires no principal payments during the first two years followed by payments of $250,000 per quarter for years three through five, beginning September 2000, $40.0 million for year six and $157.0 million for year seven. The Company is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined. No excess cash flow payment was required for 1999.

     The Term Loan Facility bears interest, at the Company's election, at either the Lenders' Base Rate plus a margin ranging from 1.125% to 1.625% or the Eurodollar Rate plus a margin ranging from 2.125% to 2.625%. The Revolving Credit Facility bears interest, at the Company's election, at either the

Base Rate plus a margin ranging from 0.625% to 1.375% or the Eurodollar Rate plus a margin ranging from 1.625% to 2.375%.

   The interest rate on borrowings outstanding at December 31, 1999 and 1998 was 8.8% and 8.4%, respectively. Borrowings outstanding under the Senior Credit Facility are secured by substantially all of the real and personal property of the Company and its domestic subsidiaries (other than the financing subsidiaries).

   Effective March 10, 1999, the Company entered into a $67 million interest rate swap agreement with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which has a term of three years, the Company pays a fixed rate of 4.962% and receives quarterly interest payments based upon LIBOR. The differential between the fixed and floating interest rates under the swap is accrued and is recorded as an adjustment of interest expense. The effect of this agreement on the Company's interest expense during 1999 was a reduction of $0.2 million. The fair value of this interest rate swap agreement which represents the amount that the Company would receive to settle the instrument is $2.4 million at December 31, 1999. The Company is exposed to credit loss in the event of non-performance by the financial institution. However, management does not anticipate such non-performance.

Senior Subordinated Notes

   Also on May 5, 1998, the Company and its wholly-owned subsidiary, Alliance Laundry Corporation, issued $110.0 million of 9 5/8% senior subordinated notes due in 2008 (the "Notes") to Lehman Brothers, Inc. and Credit Suisse First Boston Corporation (the "Initial Purchasers"). The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions.

   The Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including permitted borrowings under the Senior Credit Facility.

   Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 1998. The fair value of the Notes at December 31, 1999 and 1998 was approximately $93.5 million and $105.6 million, respectively, based upon prices prevailing in recent market transactions.

   The Notes are not redeemable prior to May 1, 2003. Thereafter, the Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less that 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

          Year                                Redemption Price
          ----

          2003...........................        104.813%
          2004...........................        103.208%
          2005...........................        101.604%
          2006 and thereafter............        100.000%

   Notwithstanding the foregoing, at any time prior to May 1, 2001, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 109.625% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of any equity offerings, as defined by the indenture governing the Notes; provided that at least 65% of the aggregate principal amount of Notes remains outstanding immediately after each occurrence of such redemption; and provided, further, that each such redemption shall occur within 45 days of the date of the closing of such equity offering.

   The Company is required under the terms of the Notes to offer to redeem the Notes at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date, upon a change of control, as defined. Further, the Company is required to offer to redeem the Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the redemption date, when the amount of excess proceeds from asset sales, as defined, exceeds $10 million, up to the maximum principal amount that may be purchased out of such excess proceeds.

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

   The Senior Credit Facility and the indenture governing the Notes contain a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict the activities of the Company. In addition, under the Senior Credit Facility, the Company will be required to satisfy specified financial ratios and tests, including a maximum of total debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and a minimum interest coverage ratio.

   The aggregate scheduled maturities of long-term debt in subsequent years are as follows:


                  2000                                    500
                  2001                                  1,000
                  2002                                  1,000
                  2003                                 20,500
                  2004                                 98,500
                  Thereafter                          200,548
                                              ---------------
                                                     $322,048
                                              ===============

Note 11 - Income Taxes:

   Prior to May 5, 1998, the Company's financial statements reflect a provision for federal, state and foreign income taxes based on income as if the Company had been subject to income tax on a separate return basis. The charge was computed in accordance with SFAS No. 109 and the charge was based on current tax rates. Effective May 5, 1998, in connection with the Transactions, the Company became a stand-alone limited liability company and is no longer subject to federal and most state income taxes.

                                             Years Ended December 31,
                                            1999       1998      1997
                                           --------  --------  --------
       Current income tax expense:
         Federal and foreign               $     --  $  1,809  $ 11,576
         State                                   29       402     2,574
                                           --------  --------  --------
                                                 29     2,211    14,150
       Deferred income tax expense               --       180     2,281
                                           --------  --------  --------
       Income tax provision                $     29  $  2,391  $ 16,431
                                           ========  ========  ========

     The provision for income taxes differs from the U.S. Federal statutory rate due primarily to state income taxes in 1997 and to state income taxes and the change to a non-tax paying entity effective May 5, 1998. Current income tax expense amounts are included as a transfer to Raytheon, in the parent company investment account. Deferred tax account balances which existed at the date of the Merger were transferred to Raytheon as part of the Recapitalization.


Note 12 - Mandatorily Redeemable Preferred Equity and Members' Equity:

     The following table summarizes the authorized, issued and outstanding preferred and common units by class and the related dollar amounts for each class as of May 5, 1998. During the year ended December 31, 1998, the only activity relating to the preferred and common units was the issuance of such units in connection with the Recapitalization. Certain members of management entered into promissory notes totaling $1.8 million to help finance the purchase of the common units.

                                             Units          Dollars
                                          -----------     -----------
Preferred Units..........................    6,000.00     $ 6,000,000
Common Units:
       Class A...........................   50,645.16     $ 5,064,516
       Class B...........................    3,232.67              32
       Class C...........................    3,439.01              34
       Class L...........................    5,627.24      45,580,645
                                          -----------     -----------

          Total Common Units.............   62,944.08      50,645,227
                                          ===========
Management Investor Promissory Notes.....                   1,762,901
                                                          -----------
Net Proceeds.............................                 $48,882,326
                                                          ===========


     Bain LLC, the BRS Investors, certain management investors and Raytheon (collectively, the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The LLC Agreement governs the relative rights and duties of the Members.

     The ownership interests of the Members in the Company consist of preferred units (the "Preferred Units") and common units (the "Common Units"). Holders of the Preferred Units are entitled to a return of capital contributions prior to any distributions made to holders of the Common Units. The Common Units represent the common equity of the Company.

   Preferred Units - Upon consummation of the Merger, the Company issued mandatorily redeemable preferred membership interests (the "Seller Preferred Equity") with a liquidation value of $6.0 million to Raytheon. The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a change of control (as defined in the LLC Agreement), (ii) any initial public offering or (iii) 2009. The holders of the Seller Preferred Equity are entitled to receive distributions from the Company in an amount equal to their unreturned capital (as defined in the LLC Agreement) prior to distributions in respect of any other membership interests of the Company.

   Common Units - The Common Units of the Company are divided into the following four classes:

   Class L Units - These units provide a yield of 12% on the unreturned capital and unpaid yield (as defined), compounded quarterly. Such accumulated and unpaid amounts totaled $9.9 million and $3.7 million at December 31, 1999 and 1998, respectively. Class L Units do not provide any voting rights to the holders.

   Class A Units - These units are the primary vehicle of equity ownership in the Company. Class A Units are the only units that provide voting rights. Decisions made by a majority of the voting holders of Class A Units are binding on the Company, provided that members holding at least 20% of the Class A Units are present.

   Class B and C Units - Class B Units and Class C Units do not provide any voting rights to the holders. These units are not eligible to receive distributions until the Company achieves the defined target multiple applicable to each class of units. The target multiple is calculated as the sum of all distributions to all holders of Class L and Class A Units divided by the sum of all capital contributions made by such holders. Class B Units become eligible to receive distributions when vested and the target multiple reaches or exceeds
1.0 and the Class C Units become eligible when vested and the target multiple reaches or exceeds 3.0. Pursuant to agreements entered into with the members of management who participated in the purchase of membership interests (see Note
16), the Class B and Class C Units vest ratably from the Closing to May 5 of each year through 2003. Such agreements also provide for accelerated vesting in certain circumstances.

   Distributions - Subject to any restrictions contained in any financing agreements to which the Company or any of its affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the "Board") may make distributions, whether in cash, property, or securities of the Company, at any time in the following order of priority:

   First, to the holders of Preferred Units, an amount determined by the aggregate unreturned capital.

   Second, to the holders of Class L Units, the aggregate unpaid yield accrued on such Class L Units.

   Third, to the holders of Class L Units, an amount equal to the aggregate unreturned capital.

   Fourth, ratably to the holders of Common Units, an amount equal to the amount of such distribution that has not been distributed pursuant to the clauses described above.

   The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 1999.

Allocations - Profits and losses of the Company are allocated among the various classes of units in order to adjust the capital accounts of such holders to the amount to be distributed upon liquidation of the Company.

Restrictions on transfer of securities - No holder of securities may sell, assign, pledge or otherwise dispose of any interest in the holder's securities except that (i) Bain LLC may transfer its securities to other security holders in the same class, (ii) holders may transfer their securities through applicable laws of descent and distribution, (iii) transfers of securities may be made to an affiliate, and (iv) Raytheon may transfer its Preferred Units with the consent of the Board.


Note 13 - Employee Stock Plans:

   As an operating unit of its parent, Raytheon, the Company had no employee stock option plan; however, certain employees of the Company participated in Raytheon's stock option plans.

   Raytheon had three stock option plans. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair market value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair market value, and nonqualified stock options at an exercise price which may be less than the fair market value on the date of grant. The 1995 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was not less than 100% of the fair market value on the date of grant.

   The plans also provided that all stock options could be exercised in their entirety 12 months after the date of grant. Incentive stock options terminate 10 years from the date of grant, and those stock options granted after December 31, 1986 became exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant or 10 years and a day if issued in connection with the 1995 Stock Option Plan.

   The following stock option information relates to options granted to the Company's employees under Raytheon's plans. Shares exercisable at the corresponding weighted average exercise price at December 31, 1997 were 95,928 at $44.19.


  Information for 1997 follows:

                                                                              Weighted Average
                                                             Shares             Option Price
                                                         ---------------    --------------------
Outstanding at December 31, 1996.....................            122,811              $41.53
   Granted...........................................            115,000               51.69
   Exercised.........................................            (26,883)              32.60
                                                         ---------------    ----------------
Outstanding at December 31, 1997.....................            210,928              $48.20
                                                         ===============    ================

The following table summarizes information about stock options outstanding at December 31, 1997:

                                   Options Outstanding                                    Options Exercisable
                    ---------------------------------------------    --------------------------------------------------------------
                          Shares                                                                                      Weighted
                      Outstanding at            Weighted Average         Weighted                Shares               Average
   Exercise            December 31,                Contractual            Average            Exercisable at          Exercisable
 Price Range               1997                  Remaining Life       Exercise Price        December 31, 1997           Price
--------------------------------------          -----------------    ---------------      --------------------     ----------------
$22.98 to $28.44            6,040                      5.2               $28.40                   6,040                 $28.40
$32.88 to $39.03           40,938                      7.1                36.52                  40,938                  36.52
$51.69 to $52.56          163,950                      9.2                51.95                  48,950                  52.56
                    -------------                                                         -------------
     Total                210,928                                                                95,928
                    =============                                                         =============

  Raytheon applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its plans. Raytheon adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and accordingly, no compensation expense is recognized for the stock option plans in these financial statements. Had compensation cost for the stock options awarded to the Company's employees been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, and had such compensation expense been reflected in net income, the Company's net income would have approximated the pro forma amounts indicated below:

                                                            1997
                                                      ---------------
             Net income-as reported.................       $26,276
             Net income-pro forma...................       $25,819

   The weighted-average fair value of each option granted in 1997 was estimated as $9.95 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected life.........................................................  4 years
     Assumed annual dividend growth rate (5 year historical rate)..........  6%
     Expected volatility...................................................  15%
     Risk free interest rate (month-end yields on 4 year treasury strips equivalent zero coupon)..........................................  5% to 7.5% range
     Assumed annual forfeiture rate........................................  5%

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

   Options which had not vested at the time of the Recapitalization were settled by Raytheon at a cost of $0.4 million. Employees holding vested options were given a period of one year following the date of the Recapitalization to exercise these options.

Note 14 - Commitments and Contingencies:

     At December 31, 1999, the Company had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

                    2000                                $  625
                    2001                                   313
                    2002                                   188
                    2003                                   169
                    2004                                    50
                    Thereafter                               4
                                                  ------------
                                                        $1,349
                                                  ============

     Rental expense for 1999, 1998 and 1997 amounted to $1.7 million, $1.5 million and $1.2 million, respectively.

     The Company's Marianna, Florida plant is located on property leased from the Marianna Municipal Airport Development Authority (acting on behalf of the City of Marianna). The lease expires on February 28, 2005 and may be renewed at the Company's option for five additional consecutive ten year terms.

     The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company's business, financial position and results of operations. However, in the opinion of management, any liability related to matters presently pending will not have a material effect on the Company's financial position, liquidity or results of operations after considering provisions already recorded.

     Pursuant to the Merger Agreement, and subject to a three year notice period following the Closing, Raytheon has agreed to indemnify the Company for certain environmental liabilities in excess of $1.5 million in the aggregate arising from the operations of the Company and its predecessors prior to the Merger, including with respect to environmental liabilities at the Ripon and Marianna facilities. In addition to the Raytheon indemnification, with respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities. In the event that Raytheon or the former owner fail to honor their respective obligations under these indemnifications, such liabilities could be borne directly by the Company and could be material.

     In April 1998, Amana Company, L.P. ("Appliance Co.") filed suit in the United States District Court for the Southern District of New York seeking, in pertinent part, to prohibit the Company from competing in the U.S. consumer retail distribution laundry market until July 2012. The Company currently does not participate in this market. In June 1998, Appliance Co. added allegations asserting that the Company, Alliance Laundry and Bain Capital, Inc. had tortiously interfered with the non-compete agreement that Appliance Co. claimed that Alliance Laundry had inherited from Raytheon. In January 1999, Appliance Co. added claims against Raytheon and the Company in connection with the Horizon washing machine, a "single-pocket" frontload washing machine that was being readied for volume production as of the time when Raytheon (the former parent of the Company) was completing the sale of its consumer appliances business to Appliance Co. (the "Appliance Co. Transaction"). In January 1999, Alliance Laundry filed a counterclaim against Appliance Co. seeking payment of sums owed for certain top-load washing machines and parts sold pursuant to a Supply Agreement between the companies. In May 1999, Appliance Co. filed a Reply Counterclaim for breach of the Supply Agreement. In October 1999, Appliance Co. added another claim that sought to revise the cross-license agreement between the two companies to restrict the degree to which the Company can use intellectual property whose ownership was retained by the Company as part of the 1997 transaction between Appliance Co. and Raytheon to compete against Appliance Co. in the U.S. consumer retail distribution laundry market.

     In December 1999, the parties to this lawsuit agreed to settle all of their claims, and all claims in the action against all parties were dismissed with prejudice. Under the terms of the settlement agreement, the Company will be allowed to compete in the U.S. home laundry market beginning in October 2004. The Company will also be permitted to compete in the U.S. home laundry market beginning in October 2004 with both the intellectual property whose ownership was retained by the Company as part of the 1997 transaction between Appliance Co. and Raytheon and the intellectual property that was cross-licensed to the Company by Appliance Co. pursuant to the cross-license agreement. Likewise, Appliance Co. will be permitted to compete against the Company in the commercial laundry market beginning in October 2004 and will be able to do so using both the intellectual property that Appliance Co. acquired as part of the Appliance Co. Transaction and the intellectual property to which Alliance received a cross-license under the cross-license agreement. Additionally, pursuant to the terms of the settlement agreement, Appliance Co. satisfied all outstanding invoices owed to the Company for certain top-load washing machines and parts sold pursuant to the Supply Agreement between the companies, and the Company was required to pay Appliance Co. $3.0 million for certain Appliance Co. manufactured inventory. The Company estimates that such inventory has a net realizable value of approximately $1.7 million and has recorded the difference ($1.3 million) as a legal settlement cost in other income (expense), net.

     On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims, respectively, seeking damages in excess of $30 million from Raytheon. The Arbitration was concluded on January 12, 2000. The decision and award of the Arbitration panel is currently pending. Any ultimate liability of the Company, on a consolidated basis, pursuant to such proceedings will not, in the opinion of management, have a material effect on the Company's financial position, liquidity or results of operations.

     Pursuant to the Merger Agreement, Bain LLC, the Company and Raytheon have agreed on a partial settlement of claims by the Company for monies due to the Company from Raytheon in the amount of $4 million plus interest thereon as a result of disputes arising under the Merger Agreement. The parties have agreed this amount will not be paid to the Company until the outcome of the Arbitration is known and the final award is rendered. This amount will either be offset against any amount due to Raytheon from the Company as a result of the Arbitration award, or will be added to any other amount due to the Company from Raytheon as a result of the Arbitration. This $4 million plus interest thereon, net of related costs, has been reflected in the accompanying financial statements.

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.


Note 15 - Pensions and Other Employee Benefits:

     The Company has several pension and retirement plans covering the majority of its employees. The pension plan covering salaried and management employees is a defined benefit cash balance plan whereby an account is established for each participant, in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a pre-determined percentage of the participant's salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension plan covering hourly and union employees generally provides benefits of stated amounts for each year of service. The Company's funding policy for the salaried plan is to contribute annually at a rate that is intended to remain at a level percentage of compensation for the covered employees. The Company's funding policy for the hourly and union plan is to contribute annually at a rate that is intended to remain level for the covered employees. Unfunded prior service costs under the funding policy are generally amortized over periods from 10 to 30 years.

     Total pension expense (benefit) for the Company's plans was $0.3 million, ($0.8) million and $0.2 million in 1999, 1998, and 1997, respectively, including the following components:

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                 1999                 1998                 1997
                                                            ---------------       --------------      ---------------
         Service cost of benefits earned during the period        $ 1,455             $ 1,391               $ 1,118
         Interest cost on projected benefit obligation....          2,197               2,086                 1,650
          Actual gain on assets...........................         (7,387)             (6,261)               (2,278)
          Net amortization and deferral...................          2,688               1,942                  (315)
         Curtailment losses and termination benefits......          1,390                  --                    --
                                                            ---------------       --------------      ---------------
           Net periodic pension cost (benefit)............        $   343             $  (842)              $   175
                                                            ===============       ==============      ===============
         Assumptions used in the accounting were:
           Discount rate..................................           8.00%               6.75%                 7.25%
           Expected long-term rate of return on assets....           9.25%               9.25%                 9.25%
           Rate of increase in compensation levels........            N/A                4.00%                 4.50%

     In 1999, various plan curtailments and supplemental termination benefits were recognized as a result of workforce reductions.

     The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans at December 31:

                                                                                         1999                 1998
                                                                                     --------------       --------------
         Change in benefit obligation:
         Benefit obligation at beginning of year..........................               $ 33,870             $ 28,355
         Service cost.....................................................                  1,455                1,391
         Interest cost....................................................                  2,197                2,086
         Amendments.......................................................                 (1,079)                  --
         Curtailments.....................................................                    (93)                  --
         Termination benefits.............................................                    992                   --
         Actuarial (gain) loss............................................                 (4,232)               3,368
         Benefits paid....................................................                 (1,502)              (1,330)
                                                                                     --------------       --------------
           Benefit obligation at end of year..............................                 31,608               33,870
                                                                                     --------------       --------------
         Change in plan assets:
         Fair value of plan assets at beginning of year...................                 44,811               39,880
         Actual return on plan asset......................................                  7,387                6,261
         Benefits paid....................................................                 (1,502)              (1,330)
                                                                                     --------------       --------------
           Fair value of plan assets at end of year.......................                 50,696               44,811
                                                                                     --------------       --------------
         Funded status....................................................                 19,088               10,941
         Unrecognized transition asset....................................                   (144)                (287)
         Unrecognized prior service cost..................................                    764                2,178
         Unrecognized net gains...........................................                (19,558)             (12,339)
                                                                                     --------------       --------------
           Prepaid benefit cost...........................................               $    150             $    493
                                                                                     ==============       ==============

     Plan assets primarily include equity and fixed income securities.

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for these benefits if they reach normal retirement age while working for the Company. Retiree health plans are paid for in part by employee contributions, which are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees, their covered dependents, and beneficiaries. Retiree life insurance plans are noncontributory and cover the retiree only.

     The net postretirement benefit cost for the Company in 1999, 1998 and 1997 included the following components:

                                                                              Years Ended December 31,
                                                              ------------------------------------------------------
                                                                   1999                1998                1997
                                                              --------------      --------------      --------------
     Service cost benefits earned during the period........            $  51               $  58               $  52
     Interest cost on projected benefit obligation.........              106                 142                 107
     Net amortization and deferral.........................               84                  91                  63
     Curtailment losses....................................              250                  --                  --

                                                              --------------      --------------      --------------
       Net postretirement benefit cost.....................            $ 491               $ 291               $ 222
                                                              ==============      ==============      ==============
     Assumptions used in the accounting were:
       Discount rate.......................................             8.00%               6.75%               7.25%
       Rate of increase in compensation levels.............             4.00%               4.00%               4.50%
       Health care cost trend rate in the first year.......             6.50%               6.00%               6.50%
       Gradually declining to a trend rate in the
        year 2001 & beyond of..............................             5.00%               5.00%               5.00%

     The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:

                                                   1999       1998
                                                 --------   --------
Change in benefit obligation:
Benefit obligation at beginning of year .......  $ 1,870    $ 1,523
Service cost ..................................       51         58
Interest cost .................................      106        142
Curtailments ..................................     (258)        --
Actuarial (gain) loss .........................     (173)       562
Benefits paid .................................     (382)      (415)
                                                 -------    -------
  Benefit obligation at end of year ...........    1,214      1,870
                                                 -------    -------

Change in plan assets:
Fair value of plan assets at beginning of year.       --         --
Employer contributions ........................      382        415
Benefits paid .................................     (382)      (415)
                                                 -------    -------
  Fair value of plan assets at end of year ....       --         --
                                                 -------    -------

Funded status .................................   (1,214)    (1,870)
Unrecognized transition obligation ............      589        899
Unrecognized net loss .........................      150        605
                                              .  -------    -------
  Accrued benefit cost ........................  $  (475)   $  (366)
                                                 =======    =======

     A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $60,000 and the interest cost by approximately $5,000. A one percentage point decrease in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $54,000 and the interest cost by approximately $4,000.

     Prior to the Recaptialization, eligible employees were able to participate in Raytheon's Savings and Investment Plan and Raytheon's Employee Stock Ownership Plan. Subsequent to the Recapitalization, eligible employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan ("ALCAP"). The provisions of ALCAP are substantially the same as those of Raytheon's Savings and Investment Plan. In addition, the Company makes an annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees.

     Under the terms of such defined contribution plans, covered employees are allowed to contribute up to 17 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. The Company contributes amounts equal to 50 percent of the employee's contributions, up to a maximum of such Company contributions equal to three percent of the employee's pay. Total expense for the Savings and Investment and ALCAP plans totaled $1.1 million, $1.1 million and $1.0 million for 1999, 1998 and 1997, respectively.

     The Company's annual contribution to Raytheon Employee Stock Ownership Plan was approximately one half of one percent of salaries and wages, subject to statutory limits, of substantially all United States salaried and a majority of hourly employees. The expense was $0.1 million and $0.3 million for 1998 and 1997, respectively.

     Prior to May 5, 1998, the Company's employees were covered under Raytheon's workers' compensation program. The Company's allocated expense for workers compensation during the period ended May 4, 1998 and the year ended December 31, 1997 was $0.4 million and $0.8 million, respectively.

Deferred Compensation Agreements

     In connection with the Merger, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the "Benefit Amount") to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The balance sheet at December 31, 1999 and 1998 includes a long-term liability of $1.9 million and $1.1 million, respectively, related to such agreements.


Note 16 - Related Party Transactions:

Securityholders Agreement

     Upon the consummation of the Merger, the Company, Raytheon and certain securityholders entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement (i) restricts the transfer of the equity interests of the Company; (ii) grants tag-along rights on certain transfers of equity interests of the Company; (iii) requires the securityholders to consent to a sale of the Company to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of the Company; and (iv) grants preemptive rights on certain issuances of equity interests of the Company. Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an initial public offering or a liquidity event (each as defined in the Securityholders Agreement).

Management Investor Promissory Notes

     In connection with the Transactions, the Company entered into promissory notes (the "Promissory Notes") aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008. The Promissory Notes are classified as a component of members' deficit at December 31, 1999 and 1998.

Executive Unit Purchase Agreements

     In connection with the Merger, MergeCo entered into executive unit purchase agreements (the "Purchase Agreements") with certain members of management of the Company (each an "Executive"). Such agreements govern the sale to the Executives of common membership interests of MergeCo in exchange for cash and/or a promissory note from the Executive and provide for repurchase rights and restrictions on transfer of the common units. In connection with the Merger, the Executives' membership interests in MergeCo were converted into common membership interests of the Company.

     The Purchase Agreements provide the Company with a repurchase option upon the termination of each Executive. If the Executive's termination is the result of death, permanent disability or without cause, as defined, Class A and Class L Units, and vested Class B and Class C Units may be repurchased by the Company at a price per unit equal to fair market value, as defined, and unvested Class B and Class C Units may be repurchased at a price per unit equal to the lower of fair market value or original value, as defined. If an Executive's termination is voluntary or for cause, as defined, all units may be repurchased at a price equal to the lower of fair market value or original value, unless an Executive's voluntary termination occurs seven and one-half years from May 5, 1998, in which case the repurchase price shall be fair market value. The Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests (see Note 12).

Management Services Agreement

     In connection with the Transactions, the Company entered into a management services agreement (the "Management Services Agreement") with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain LLC. In exchange for services, Bain LLC will receive (i) an annual management fee, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing (currently approximately 1.0% of total financings). In connection with the Recapitalization, Bain LLC also received a transaction fee from the Company. The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.


Note 17 - Condensed Financial Information of Alliance Laundry Systems LLC:

     As discussed more fully in Note 3, substantially all of the assets and liabilities of the Company were transferred to Alliance Laundry, a wholly-owned subsidiary of the Company, in connection with the Merger. Therefore, the historical financial statements of Alliance Laundry are the same as the historical financial statements of the Company prior to the Merger inasmuch as Alliance Laundry did not exist prior to that time. Subsequent to the Merger, Alliance Laundry is the only direct subsidiary of the Company and comprises all of the Company's operating activities.

     In connection with the Merger, and as discussed in Note 10, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the $110.0 million senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the Notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the Notes and has no operating activities independent of Alliance Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized information for Alliance Laundry as of December 31, 1999 and 1998 and for the years then ended is presented below.

                                                          December 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
                                                   (in millions)  (in millions)

Current assets ............................        $      75.0        $    67.7
Noncurrent assets .........................              144.9            146.5
                                                   -----------        ---------
                                                   $     219.9        $   214.2
                                                   ===========        =========

Current liabilities .......................        $      38.2        $    38.3
Long-term debt ............................              309.5            310.0
Other long-term obligations ...............                1.9              1.1
Member's deficit ..........................             (129.7)          (135.2)
                                                   -----------        ---------
                                                   $     219.9        $   214.2
                                                   ===========        =========

                                               For the Year Ended December 31,
                                             ----------------------------------
                                                     1999             1998
                                                 -------------    -------------
                                                 (in millions)    (in millions)

Net sales .................................      $       312.4    $       330.3


Gross profit ..............................               83.7             79.1

Selling, general and administrative
expense....................................               41.7             43.5

Plant restructuring costs .................                2.3               --

Other nonrecurring costs ..................                1.4              6.8
                                                 -------------    -------------
Operating income ..........................               38.3             28.8

Interest expense ..........................               29.6             20.3

Other income (expense), net ...............               (1.7)             0.3

                                                 -------------    -------------
Income before taxes .......................      $         7.0        $     8.8
                                                 =============    =============

Note 18 - Segment Information:

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

                                                                 1999                      1998                   1997
                                                         -------------------       -------------------     --------------------
                                                            Net      Gross            Net      Gross          Net       Gross

                                                           Sales     Profit          Sales     Profit        Sales      Profit
                                                         ---------  --------       ---------  --------     --------  ----------
Commercial laundry ....................................  $ 257,677  $ 94,269       $ 253,083  $ 91,145     $270,856  $   94,048

Appliance Co. consumer laundry ........................     54,682     1,523          77,184     2,642       76,853       3,926
                                                         ---------  --------       ---------  --------     --------  ----------
                                                         $ 312,359    95,792       $ 330,267    93,787     $347,709      97,974
                                                         =========                 =========               ========

Other manufacturing costs .............................              (12,125)                  (14,679)                 (14,197)
                                                                    --------                  --------               ----------
    Gross profit as reported ..........................             $ 83,667                  $ 79,108               $   83,777
                                                                    ========                  ========               ==========

Depreciation expense allocations for each segment are presented below:

                                                                      1999                      1998                    1997
                                                                    --------                  --------               ----------
Commercial laundry ........................................         $  7,113                  $  6,078               $    5,975

Appliance Co. consumer laundry ............................            4,242                     5,957                    5,754
                                                                    --------                  --------               ----------
                                                                    $ 11,355                  $ 12,035               $   11,729
                                                                    ========                  ========               ==========

     The Company sells its products primarily to independent distributors. The Company's largest customer (excluding Appliance Co.) accounted for 11.6% of 1999 net sales.

Note 19 - Subsequent Event

     On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s pressing and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, designs and markets a full line of presses and finishers serving the dry cleaning and industrial laundry markets. Cash consideration for the transaction was $13.5 million. The purchase will be financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility.

                         Alliance Laundry Holdings LLC
                Schedule II - Valuation and Qualifying Accounts
                            (Dollars in Thousands)


Accounts Receivable:

                                  Balance at
                                  Beginning           Charges to                             Balance at
                                  of Period            Expense            Deductions        End of Period
                              ----------------     ----------------    ----------------    ----------------
Year ended:
  December 31, 1997...........          $  590                   --                 139              $  451
  December 31, 1998...........          $  451                  347                 106              $  692
  December 31, 1999...........          $  692                  412                 641              $  463


Inventory:
                                 Balance at
                                 Beginning             Charges to                             Balance at
                                 of Period              Expense           Deductions        End of Period
                              ----------------     ----------------    ----------------    ----------------
Year ended:
  December 31, 1997...........          $3,968                1,625               1,284              $4,309
  December 31, 1998...........          $4,309                1,806               2,411              $3,704
  December 31, 1999...........          $3,704                1,151               1,207              $3,648

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Managers and Executive Officers

     The representatives to the Board of Managers (each, a "Manager") and executive officers of the Company following the Merger are as follows:

          Name                    Age               Position
          ----                    ---               --------
Thomas F. L'Esperance...........   51  Chief Executive Officer and Manager
Jeffrey J. Brothers.............   53  Senior Vice President, Sales and Marketing
Bruce P. Rounds.................   43  Vice President, Chief Financial Officer
Herman W. Beach.................   53  Vice President, Washer-Extractor Operations
R. Scott Gaster.................   47  Vice President, Washer, Dryer and Tumbler Operations
Robert T. Wallace...............   44  Vice President, Controller
Scott L. Spiller................   49  Vice President, Law and Human Resources
Edward W. Conard................   43  Manager
Robert C. Gay...................   48  Manager
Stephen C. Sherrill.............   46  Manager
Philip S. Taymor................   44  Manager

     Thomas F. L'Esperance has been Chief Executive Officer of the Company since March 1996. He had served as President of the Amana Home Appliance Company from 1993 to 1996 and was President of Caloric Corporation, a manufacturer of appliances, for two years prior thereto.

     Jeffrey J. Brothers has been Senior Vice President of Sales and Marketing of the Company since October 1989. He has been employed with the Company since 1977. Mr. Brothers has been involved in sales for the Company since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

     Bruce P. Rounds joined the Company in 1989 as Vice President of Finance and was promoted to his current position in February 1998. He held the position of Vice President, Business Development, for the Company from 1996 to 1998. Before coming to the Company, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a Certified Public Accountant.

     Herman W. Beach has worked for Raytheon and the Company for nearly 20 years and has held his current position since April 1996. His employment with Raytheon began in the Missile Systems Company for two years. His career with the Company began in 1980 with positions in Human Resources and Strategic Planning. Mr. Beach's prior work experiences include the Tennessee Valley Authority and H.D. Lee Company.

     R. Scott Gaster joined the Company as Vice President, Procurement and Materials, in June 1995. He took on the added responsibility of Vice President of Washer and Dryer Operations in July 1997 and Tumbler Operations in August 1998. Mr. Gaster has also retained his former purchasing responsibilities. Prior to joining the Company, he was employed by GKN Automotive, Inc. from 1979 to 1995 in such positions as Director of Procurement and Logistics, Corporate Purchasing Agent and Purchasing Manager.

     Robert T. Wallace has been Vice President, Controller, of the Company since June 1996. He held positions as Controller and Manager-Reporting and Analysis for the Company from 1990 to 1996. Mr. Wallace's previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse. He is a Certified Public Accountant.

     Scott L. Spiller has been Vice President of Law & Human Resources, and General Counsel of the Company since February 1998. From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner. Prior to that, he was General Counsel and Secretary of the Company for ten years.

     Edward W. Conard serves as a Manager following the Merger. He has been a Managing Director of Bain LLC since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President of Bain & Company, where he headed the management consulting firm's operations practice area. Mr. Conard also serves as a director of Cambridge Industries, Waters Corporation, Medical Specialties, Inc., ChipPac, DynamicDetails, Inc. and US Synthetic.

     Robert C. Gay serves as a Manager following the Merger. Mr. Gay has been a Managing Director of Bain LLC since 1993 and has been a General Partner of Bain Venture Capital since 1989. From 1988 through 1989, Mr. Gay was a principal of Bain Venture Capital. Mr. Gay is Vice Chairman of the Board of Directors of IHF Capital, Inc., parent of ICON Health & Fitness Inc. Mr. Gay also serves as a director of Alliance Entertainment Corp., GT Bicycles, Inc., Physio-Control International Corporation, Cambridge Industries, Inc., Nutraceutical Corporation, American Pad & Paper Company, GS Technologies and Small Fry Snack Foods Limited.

     Stephen C. Sherrill serves as a Manager following the Merger. Mr. Sherrill has been a principal of Bruckmann, Rosser, Sherrill & Co., L.P. since its formation in 1995. Mr. Sherrill was an officer of Citicorp Venture Capital, Ltd. from 1983 through 1994. Mr. Sherrill is a director of Galey & Lord, Inc., Jitney-Jungle Stores of America, Inc., Mediq Incorporated, B & G Foods, Inc., Doane Pet Care Enterprises, Inc. and HealthPlus Corporation.

     Philip S. Taymor serves as a Manager. Mr. Taymor has been Senior Vice President and Chief Financial Officer of Waters Corporation since August 1994. Previously, he held various positions at Millipore Corporation, including Corporate Controller, Director of Finance of Millipore's Membrane Division and Manager of Corporate Accounting. Mr. Taymor joined Millipore from Grant Thornton & Company, Certified Public Accountants.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company or its predecessor for 1999 and 1998 of those persons who served as (i) the chief executive officer during 1999 and (ii) the other four most highly compensated executive officers of the Company or its predecessor for 1999 (collectively, the "Named Executive Officers"):

                          Summary Compensation Table

                                                                        Annual Compensation
                                                      -----------------------------------------------------
                                                                                           Other Annual
Name and Principal Position                    Year       Salary($)       Bonus($)        Compensation($)
---------------------------                  ---------  --------------  -------------     -----------------
Thomas F. L'Esperance......................       1999        265,008         25,000           2,339 /(1)/
Chief Executive Officer                           1998        310,003         94,615           6,529 /(2)/

R. Scott Gaster............................       1999        131,700         13,170           6,986 /(1)/
VP, Washer, Dryer and Tumblers                    1998        131,700         31,780               -

Jeffrey J. Brothers........................       1999        129,000         12,900           6,200 /(1)/
Senior VP, Sales and Marketing                    1998        126,006         21,775               -

Herman W. Beach............................       1999        124,320         12,432           4,582 /(1)/
VP, Washer-Extractor Operations                   1998        120,696         30,294               -

Bruce P. Rounds............................       1999        124,448         12,449           6,751 /(1)/
VP, Chief Financial Officer                       1998        119,700         25,160               -

Scott L. Spiller                                  1999        120,000         27,000           6,794 /(1)/
VP, Law and Human Resources                       1998         82,137              -           8,184 /(2)/

/(1)/ Represents gross-up amounts paid for non-deductible fringe benefits provided by the Company.
/(2)/  Represents payments for moving expenses.



Retention Agreements

     In connection with the Merger, the Company has succeeded to retention agreements originally entered into by the prior parent, Raytheon in connection with the sale of its commercial laundry business. The retention agreements were with certain key executives, managers and commissioned salespeople, including Mr. L'Esperance, Mr. Gaster, Mr. Brothers, Mr. Beach, Mr. Rounds and Mr. Wallace. The retention agreements concluded in the fourth quarter of 1999.


Employment Agreement

     In connection with the Merger, the Company entered into an employment agreement with Thomas F. L'Esperance. Such agreement provides for: (i) a five year employment term; (ii) a minimum base salary and bonus following the end of each fiscal year so long as the Company employs Mr. L'Esperance; (iii) severance benefits; (iv) non-competition, non-solicitation and confidentiality agreements; and (v) other terms and conditions of Mr. L'Esperance's employment.

Executive Unit Purchase Agreement

     In connection with the Merger, MergeCo entered into Executive Unit Purchase Agreements with the Management Investors (each, an "Executive"), including Mr. L'Esperance, Mr. Gaster, Mr. Brothers, Mr. Beach, Mr. Rounds, Mr. Spiller and Mr. Wallace. Such agreements govern the sale to the Executives of common membership interests of MergeCo in exchange for cash and/or a promissory note from the Executive and provide for repurchase rights and restrictions on transfer of the common units. In connection with the Merger, the Executives' membership interests in MergeCo were converted into common membership interests of the Parent.


Deferred Compensation Agreement

     In connection with the Merger, Raytheon, the Company and the Parent entered into Deferred Compensation Agreements with certain Executives, including Mr. L'Esperance, Mr. Gaster, Mr. Brothers, Mr. Beach, Mr. Rounds and Mr. Wallace whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the "Benefit Amount") to the Executive ten years after the date of such agreement, regardless of whether the Executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein.


Pension Plan

     Substantially all eligible salaried employees of the Company, including executive officers of the Company, are covered under the Alliance Laundry Systems Retirement Accumulation Plan (the "Pension Plan"). The cost of the Pension Plan is borne entirely by the Company. The Pension Plan is a defined benefit cash balance plan. Under this plan, an account is established for each participant in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant's remuneration adjusted for age and years of service in accordance with the following table:


                        Pension Plan Pay Credits Table
             -----------------------------------------------------------
                  Total of Age and                   Base Remuneration
                  Years of Service                     Credit Rates
             -----------------------------------------------------------
               Less than 45                                3.0%
               45 but less than 50                         3.5%
               50 but less than 55                         4.0%
               55 but less than 60                         4.5%
               60 but less than 65                         5.0%
               65 but less than 75                         6.0%
               75 but less than 85                         7.0%
               85 or more                                  8.0%


     In addition, a supplemental pay credit is earned on remuneration in excess of $50,000 (indexed for years after 1999) at the lesser of 5% or the percentage used per the above table. A participant's account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1% which was 5.33% for 1999. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $160,000 in 1999. A participant vests in his benefits accrued under the Pension Plan after five years of service.

     Respective years of benefit service under the Pension Plan, through December 31, 1999, are as follows: Mr. L'Esperance 1; Mr. Gaster 2; Mr. Brothers 21; Mr. Beach 20; and Mr. Rounds 10. Mr. L'Esperance was covered under Raytheon plans through April 1998, at which time he became a participant under the Company's Pension Plan.

Savings Plans

     Substantially all of the salaried employees, including executive officers of the Company, participate in a 401(k) savings plan established by the Company (the "Company 401(k) Plan"). Prior to the Merger, such employees participated in a 401(k) plan and an ESOP sponsored by Raytheon. As part of the Merger, Raytheon transferred the account balances associated with the Company employees in the Raytheon 401(k) plan to the Company 401(k) Plan. Employees are permitted to defer a portion of their income under the Company 401(k) Plan and the Company will match such contribution. The matching contribution is consistent with that under the prior Raytheon plan which provided a matching contribution equal to 50% of the first 6% of the employee's contribution. In addition, employees received a contribution under the Raytheon ESOP equal to 0.5% of W-2 pay. This contribution is made as a supplemental contribution to the Company 401(k) Plan in the form of a discretionary cash contribution (instead of membership interests).

Compensation of Managers

     The Company will reimburse Managers for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, the Company may compensate Managers for services provided in such capacity.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Parent owns all of the outstanding equity interests of the Company. The following table sets forth certain information regarding the approximate beneficial ownership of the Parent's common equity interests held by (i) each person (other than Managers and executive officers of the Company) known to the Company to own more than 5% of the outstanding common membership interests of the Company, (ii) certain Managers of the Company and (iii) the Named Executive Officers of the Company. The Parent's common equity interests are comprised of four classes of membership units including Class A, Class L, Class B and Class C.

                                                                                     Percentage of
                                                                                        Common
                                                                                      Membership
Name and Address of Beneficial Owner                                                  Interests
------------------------------------                                              ------------------
Bain Funds/(1)(2)/...............................................................        54.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

BRS Investors/(3)/...............................................................        27.7%

                                                                                     Percentage of
                                                                                        Common
                                                                                      Membership
Name and Address of Beneficial Owner                                                  Interests
------------------------------------                                              ------------------
c/o Bruckmann, Rosser, Sherrill & Co., L.P.
126 East 56th Street, 29th Floor
New York, NY 10022

Management Investors/(4)/.........................................................        9.4%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Raytheon Company.................................................................         7.0%
141 Spring Street
Lexington, MA 02173

Edward Conard/(1)(2)(5)/.........................................................        54.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

Robert Gay/(1)(2)(5)/............................................................        54.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

Stephen Sherrill/(3)(6)/.........................................................        27.7%
c/o Bruckmann, Rosser, Sherrill & Co., L.P.
126 East 56th Street, 29th Floor
New York, NY 10022

Stephen Zide/(1)(2)/.............................................................        16.3%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

Thomas F. L'Esperance/(4)/.......................................................         3.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Philip S. Taymor/(7)/............................................................         0.5%
c/o Maple Street Partners
34 Maple Street
Milford, MA 01757

R. Scott Gaster/(4)/.............................................................         0.7%

                                                                                     Percentage of
                                                                                        Common
                                                                                      Membership
Name and Address of Beneficial Owner                                                  Interests
------------------------------------                                                --------------
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Jeffrey J. Brothers/(4)/..........................................................        0.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Herman W. Beach/(4)/..............................................................        0.9%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Bruce P. Rounds/(4)/..............................................................        0.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Scott L. Spiller /(4)/............................................................        0.4%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

All Managers and executive officers as a group (21  persons)/(1)(2)(3)(4)/........       91.9%

(1) Amounts shown reflect interests in Bain/RCL, L.L.C. which beneficially owns 55.9% of the outstanding common membership interests of the Company through its ownership of Class A and Class L membership units in the Parent.

(2) Amounts shown reflect the aggregate interests held by Bain Capital Fund V, L.P. ("Fund V"), Bain Capital Fund V-B, L.P. ("Fund V-B"), BCIP Trust Associates II ("BCIP Trust"), BCIP Trust Associates II-B ("BCIP Trust II-B"), BCIP Associates II ("BCIP") and BCIP Associates II-B ("BCIP II-B") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Conard and Gay and the aggregate interests held by BCIP Trust, BCIP Trust II-B, BCIP and BCIP II-B for Mr. Zide.

(3) Amounts shown reflect the aggregate interests held by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), BCB Family Partners, L.P., NAZ Family Partners, L.P., Paul D. Kaminski, Bruce C. Bruckmann, Donald J. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, H. Virgil Sherrill, Nancy A. Zweng, John Rice Edmonds, Susan Kaider, Marilena Tibrea, Walker C. Simmons and MLPF&S Custodian FBO Paul Kaminski (collectively, the "BRS Investors").

(4) Includes Class A and Class L membership units in the Parent but excludes Class B and Class C membership units which are subject to vesting and generally have no voting rights, representing on a fully diluted basis approximately 10.6% of Parent's membership units for the Management Investors, 3.1% for Mr. L'Esperance, 1.3% for Mr. Gaster, 1.4% for Mr. Brothers, 1.3% for Mr. Beach, 1.3% for Mr. Rounds and 1.2% for Mr. Spiller.

(5) Messrs. Conard and Gay are each Managing Directors of Bain Capital Investors V, Inc., the sole general partner of Bain Capital Partners V, L.P. ("BCPV"), and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly Messrs. Conard and Gay may be deemed to beneficially own the interests owned by Fund V and Fund V-B. Messrs. Conard and Gay are each general partners of BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B and, accordingly, may be deemed to beneficially own the interests owned by BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6) Mr. Sherrill is a director of BRSE Associates, Inc., the sole general partner of BRS Partners, L.P., the sole general partner of BRS and, accordingly, may be deemed to beneficially own the interests owned by BRS. Mr. Sherrill disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(7) Mr. Taymor is a partner of Maple Street Partners LLC, and accordingly, may be deemed to beneficially own the interests owned by Maple Street Partners. Mr. Taymor disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent Securityholders Agreement

     Upon the consummation of the Merger, the Parent, Raytheon and the securityholders entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement: (i) restricts the transfer of the equity interests of the Parent; (ii) grants tag-along rights on certain transfers of equity interests of the Parent; (iii) requires the securityholders to consent to a sale of the Parent to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of the Parent; and (iv) grants preemptive rights on certain issuances of equity interests of the Parent. Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering or a Liquidity Event (each as defined in the Securityholders Agreement).

Management Services Agreement

     In connection with the Merger, the Company entered into a Management Services Agreement (the "Management Services Agreement") with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain LLC. In exchange for such services, Bain LLC will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing (currently approximately 1.0% of total financings). The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.

Parent Registration Rights Agreement

     Upon the consummation of the Merger, the Parent, Raytheon and the securityholders, entered into a registration rights agreement (the "Parent Registration Rights Agreement"). Under the Parent Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Parent Registration Rights Agreement) owned by Bain LLC have the right, subject to certain conditions, to require the Parent to register any or all of their common equity interests of the Parent under the Securities Act at the Parent's expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any common equity interests of the Parent subject to the Parent Registration Rights Agreement in any registration statement at the Parent's expense whenever the Parent proposes to register any of its common equity interests under the Securities Act. In connection with all such registrations, the Parent has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

Parent Amended and Restated Limited Liability Company Agreement

     Bain LLC, the BRS Investors, the Management Investors and Raytheon (collectively, the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The LLC Agreement governs the relative rights and duties of the Members.

     Membership Interests. The ownership interests of the members in the Parent consist of preferred units (the "Preferred Units") and common units (the "Common Units"). The Common Units represent the common equity of the Company. Holders of the Preferred Units are entitled to the return of capital contributions prior to any distributions made to holders of the Common Units.

     Distributions. Subject to any restrictions contained in any financing agreements to which the Company or any of its Affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the "Board") may make distributions, whether in cash, property or securities of the Company, at any time or from time to time in the following order of priority:

     First, to the holders of Preferred Units, an amount determined by the aggregate unreturned capital.

     Second, to the holders of Class L Common Units, the aggregate unpaid yield accrued on such Class L Units.

     Third, to the holders of Class L Units, an amount equal to the aggregate unreturned capital.

     Fourth, ratably to the holders of Common Units, an amount equal to the amount of such distribution that has not been distributed pursuant to clauses described above.

     The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 1999.

     Management. The Board consists of five individuals (each a "Representative"). Pursuant to the Securityholders Agreement, the holder of the majority of the Common Units held by the BRS Investors appointed one Representative. The members of the Parent holding a majority of the Bain Units (as defined in the LLC Agreement) appointed the remaining Representatives. The current Board consists of Messrs. L'Esperance, Conard, Gay, Sherrill and Taymor.

Junior Subordinated Promissory Note

     Upon the consummation of the Merger, the Parent issued a Junior Subordinated Promissory Note (the "Junior Note") in the principal amount of $9.0 million due August 21, 2009, to Raytheon. Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter. The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein.

Parent Seller Preferred Equity

     Upon the consummation of the Merger, the Parent issued mandatorily redeemable preferred membership interests (the "Seller Preferred Equity") with a liquidation value of $6.0 million to Raytheon. The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a Change of Control (as defined therein), (ii) any initial public offering or
(iii) 2009. The holders of the Seller Preferred Equity are entitled to receive distributions from the Parent in an amount equal to their Unreturned Capital (as defined therein) prior to distributions in respect of any other membership interests of the Parent.

Management Investor Promissory Notes

     In connection with the Merger, the Parent entered into promissory notes (the "Promissory Notes") aggregating approximately $1.8 million with Mr. L'Esperance, Mr. Gaster, Mr. Brothers, Mr. Beach, Mr. Rounds and Mr. Wallace to help finance the purchase of Common Units in the Parent. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as a part of this report

  (b) Reports on 8-K. None.



INDEX TO EXHIBITS:

                                                                                 Incorporated Herein By
 Exhibit                              Description                                     Reference To
 -------                              -----------                                     ------------
   2.1      Agreement and Plan of Merger, dated as of February 21, 1998,     Exhibit 2.1 to the Registrant's Form
            by and among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C.,         S-4, Amendment #1, dated July 2,
            Raytheon Commercial Laundry LLC and Raytheon Company.            1998 (file no. 333-56857)

   2.2      Amendment No. 1 to Agreement and Plan of Merger, dated as of     Exhibit 2.2 to the Registrant's Form
            May 2, 1998, by and among Bain/RCL, L.L.C., RCL Acquisitions,    S-4, Amendment #1, dated July 2,
            L.L.C., Raytheon Commercial Laundry LLC and Raytheon Company.    1998 (file no. 333-56857)

   3.1      Certificate of Formation of Alliance Laundry Systems LLC.        Exhibit 3.1 to the Registrant's Form
                                                                             S-4, Amendment #1, dated July 2,
                                                                             1998 (file no. 333-56857)

   3.2      Amended and Restated Limited Liability Company Agreement of      Exhibit 3.2 to the Registrant's Form
            Alliance Laundry Systems LLC.                                    S-4, Amendment #1, dated July 2,
                                                                             1998 (file no. 333-56857)

   3.3      Certificate of Incorporation of Alliance Laundry Corporation.    Exhibit 3.3 to the Registrant's Form
                                                                             S-4, Amendment #1, dated July 2,
                                                                             1998 (file no. 333-56857)

   3.4      Bylaws of Alliance Laundry Corporation.                          Exhibit 3.4 to the Registrant's Form
                                                                             S-4, Amendment #1, dated July 2,
                                                                             1998 (file no. 333-56857)

   4.1      Indenture, dated as of May 5, 1998, among Alliance Laundry       Exhibit 4.1 to the Registrant's Form
            Systems LLC, Alliance Laundry Corporation, the Guarantors and    S-4, Amendment #1, dated July 2,
            United States Trust Company of New York.                         1998 (file no. 333-56857)

  10.1      Purchase Agreement, dated as of April 29, 1998, by and among     Exhibit 10.1 to the Registrant's
            Alliance Laundry Systems LLC, Alliance Laundry Corporation and   Form S-4, Amendment #1, dated July
            the Initial Purchasers.                                          2, 1998 (file no. 333-56857)


   10.2     Registration Rights Agreement, dated as of May 5, 1998, by and   Exhibit 10.2 to the Registrant's
            among Alliance Laundry Systems LLC, Alliance Laundry             Form S-4, Amendment #1, dated July
            Corporation, Alliance Laundry Holdings LLC, and Lehman           2, 1998 (file no. 333-56857)
            Brothers Inc. and Credit Suisse First Boston Corporation.

   10.3     Credit Agreement, dated as of May 5, 1998, among Alliance        Exhibit 10.3 to the Registrant's
            Laundry Holdings LLC, Alliance Laundry Systems LLC, the          Form S-4, Amendment #1, dated July
            several banks or other financial institutions or entities from   2, 1998 (file no. 333-56857)
            time to time parties to this Agreement, Lehman Brothers Inc.,
            Lehman Commercial Paper Inc., and General Electric Capital
            Corporation.

   10.4     Loan and Security Agreement, dated May 5, 1998, between          Exhibit 10.4 to the Registrant's
            Alliance Laundry Receivables Warehouse LLC, the Lenders and      Form S-4, Amendment #1, dated July
            Lehman Commercial Paper Inc.                                     2, 1998 (file no. 333-56857)

   10.5     Amended and Restated Limited Liability Agreement of Alliance     Exhibit 10.5 to the Registrant's
            Laundry Holdings LLC, dated as of May 5, 1998.                   Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)
   10.6     Alliance Laundry Holdings LLC, Securityholders Agreement,        Exhibit 10.6 to the Registrant's
            dated as of May 5, 1998, between Alliance Laundry Holdings LLC   Form S-4, Amendment #1, dated July
            and the Securityholders.                                         2, 1998 (file no. 333-56857)

   10.7     Alliance Laundry Holdings LLC, Registration Rights Agreement,    Exhibit 10.7 to the Registrant's
            made as of May 5, 1998, by and among Alliance Laundry Holdings   Form S-4, Amendment #1, dated July
            LLC, Raytheon Company, Bain/RCL and the Securityholders.         2, 1998 (file no. 333-56857)

   10.8     Employment Agreement, made as of May 5, 1998, by and between     Exhibit 10.8 to the Registrant's
            Alliance Laundry Systems LLC and Thomas F. L'Esperance.          Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)
   10.9     IRA and Executive Unit Purchase Agreement, made as of May 5,     Exhibit 10.9 to the Registrant's
            1998, by and between RCL Acquisitions, LLC, Thomas F.            Form S-4, Amendment #1, dated July
            L'Esperance and Stifel, Nicolaus Custodian for Thomas F.         2, 1998 (file no. 333-56857)
            L'Esperance IRA and Stifel, Nicolaus Custodian for Paula K.
            L'Esperance IRA.

  10.10     IRA and Executive Unit Purchase Agreement, made as of May 5,     Exhibit 10.10 to the Registrant's
            1998, by and between RCL Acquisitions, LLC, R. Scott Gaster      Form S-4, Amendment #1, dated July
            and Robert W. Baird & Co. Inc. TTEE for R. Scott Gaster IRA.     2, 1998 (file no. 333-56857)

  10.11     IRA and Executive Unit Purchase Agreement, made as of May 5,     Exhibit 10.11 to the Registrant's
            1998, by and between RCL Acquisitions, L.L.C., Jeffrey J.        Form S-4, Amendment #1, dated July
            Brothers and Delaware Charter Guarantee and Trust Company,       2, 1998 (file no. 333-56857)
            TTEE for Jeffrey J. Brothers, IRA.

  10.12     Executive Unit Purchase Agreement, made as of May 5, 1998, by    Exhibit 10.12 to the Registrant's
            and between RCL Acquisitions, L.L.C., and Herman Beach.          Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.13     IRA and Executive Unit Purchase Agreement, made as of May 5,     Exhibit 10.13 to the Registrant's
            1998, by and between RCL Acquisitions, L.L.C., Bruce P. Rounds   Form S-4, Amendment #1, dated July
            and Stifel, Nicolaus Custodian for Bruce P. Rounds IRA.          2, 1998 (file no. 333-56857)

  10.14     IRA and Executive Unit Purchase Agreement, made as of May 5,     Exhibit 10.14 to the Registrant's
            1998, by and between RCL Acquisitions, L.L.C., Scott L.          Form S-4, Amendment #1, dated July
            Spiller and Stifel, Nicolaus Custodian for Scott Spiller IRA.    2, 1998 (file no. 333-56857)

  10.15     IRA and Executive Unit Purchase Agreement, made as of May 5,     Exhibit 10.15 to the Registrant's
            1998, by and between RCL Acquisitions, L.L.C., Robert T.         Form S-4, Amendment #1, dated July
            Wallace and Edward Jones, Cust FBO Robert T. Wallace, IRA.       2, 1998 (file no. 333-56857)

  10.16     Deferred Compensation Agreement, made and entered into as of     Exhibit 10.16 to the Registrant's
            May 5, 1998, by and among Thomas F. L'Esperance, Raytheon        Form S-4, Amendment #1, dated July
            Company, Alliance Laundry Holdings LLC, and Alliance Laundry     2, 1998 (file no. 333-56857)
            Systems LLC.

  10.17     Deferred Compensation Agreement, made and entered into as of     Exhibit 10.17 to the Registrant's
            May 5, 1998, by and among R. Scott Gaster, Alliance Laundry      Form S-4, Amendment #1, dated July
            Holdings LLC, and Alliance Laundry Systems LLC.                  2, 1998 (file no. 333-56857)

  10.18     Deferred Compensation Agreement, made and entered into as of     Exhibit 10.18 to the Registrant's
            May 5, 1998, by and among Jeffrey J. Brothers, Alliance          Form S-4, Amendment #1, dated July
            Laundry Holdings LLC, and Alliance Laundry Systems LLC.          2, 1998 (file no. 333-56857)

  10.19     Deferred Compensation Agreement, made and entered into as of     Exhibit 10.19 to the Registrant's
            May 5, 1998, by and among Herman W. Beach, Alliance Laundry      Form S-4, Amendment #1, dated July
            Holdings LLC, and Alliance Laundry Systems LLC.                  2, 1998 (file no. 333-56857)

  10.20     Deferred Compensation Agreement, made and entered into as of     Exhibit 10.20 to the Registrant's
            May 5, 1998, by and among Bruce P. Rounds, Alliance Laundry      Form S-4, Amendment #1, dated July
            Holdings LLC, and Alliance Laundry Systems LLC.                  2, 1998 (file no. 333-56857)

  10.21     Deferred Compensation Agreement, made and entered into as of     Exhibit 10.21 to the Registrant's
            May 5, 1998, by and among Robert T. Wallace, Alliance Laundry    Form S-4, Amendment #1, dated July
            Holdings LLC, and Alliance Laundry Systems LLC.                  2, 1998 (file no. 333-56857)

  10.22     Retention Agreement, dated as of September 30, 1997, by and      Exhibit 10.22 to the Registrant's
            between Thomas F. L'Esperance and Raytheon Commercial Laundry    Form S-4, Amendment #1, dated July
            LLC.                                                             2, 1998 (file no. 333-56857)

  10.23     Amendment No. 1 to Retention Agreement, dated as of April,       Exhibit 10.23 to the Registrant's
            1998, by and between Thomas F. L'Esperance and Raytheon          Form S-4, Amendment #1, dated July
            Commercial Laundry LLC.                                          2, 1998 (file no. 333-56857)

  10.24     Retention Agreement, dated as of September 30, 1997, by and      Exhibit 10.24 to the Registrant's
            between R. Scott Gaster and Raytheon Commercial Laundry LLC.     Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.25     Amendment No. 1 to Retention Agreement, dated as of April,       Exhibit 10.25 to the Registrant's
            1998, by and between R. Scott Gaster and Raytheon Commercial     Form S-4, Amendment #1, dated July
            Laundry LLC.                                                     2, 1998 (file no. 333-56857)

  10.26     Retention Agreement, dated as of September 30, 1997, by and      Exhibit 10.26 to the Registrant's
            between Jeffrey J. Brothers and Raytheon Commercial Laundry      Form S-4, Amendment #1, dated July
            LLC.                                                             2, 1998 (file no. 333-56857)

  10.27     Amendment No. 1 to Retention Agreement, dated as of April,       Exhibit 10.27 to the Registrant's
            1998, by and between Jeffrey J. Brothers and Raytheon            Form S-4, Amendment #1, dated July
            Commercial Laundry LLC.                                          2, 1998 (file no. 333-56857)

  10.28     Retention Agreement, dated as of September 30, 1997, by and      Exhibit 10.28 to the Registrant's
            between Herman W. Beach and Raytheon Commercial Laundry LLC.     Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.29     Amendment No. 1 to Retention Agreement, dated as of April,       Exhibit 10.29 to the Registrant's
            1998, by and between Herman W. Beach and Raytheon Commercial     Form S-4, Amendment #1, dated July
            Laundry LLC.                                                     2, 1998 (file no. 333-56857)

  10.30     Retention Agreement, dated as of September 30, 1997, by and      Exhibit 10.30 to the Registrant's
            between Bruce P. Rounds and Raytheon Commercial Laundry LLC.     Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.31     Amendment No. 1 to Retention Agreement, dated as of April,       Exhibit 10.31 to the Registrant's
            1998, by and between Bruce P. Rounds and Raytheon Commercial     Form S-4, Amendment #1, dated July
            Laundry LLC.                                                     2, 1998 (file no. 333-56857)

  10.32     Retention Agreement, dated as of September 30, 1997, by and      Exhibit 10.32 to the Registrant's
            between Robert T. Wallace and Raytheon Commercial Laundry LLC.   Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.33     Amendment No. 1 to Retention Agreement, dated as of April,      Exhibit 10.33 to the Registrant's
            1998, by and between Robert T. Wallace and Raytheon Commercial   Form S-4, Amendment #1, dated July
            Laundry LLC.                                                     2, 1998 (file no. 333-56857)

  10.34     Promissory Note, dated as of May 5, 1998, from Thomas F.         Exhibit 10.34 to the Registrant's
            L'Esperance to RCL Acquisitions, L.L.C.                          Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.35     Promissory Note, dated as of May 5, 1998, from R. Scott Gaster   Exhibit 10.35 to the Registrant's
            to RCL Acquisitions, L.L.C.                                      Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.36     Promissory Note, dated as of May 5, 1998, from Jeffrey J.        Exhibit 10.36 to the Registrant's
            Brothers to RCL Acquisitions, L.L.C.                             Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.37     Promissory Note, dated as of May 5, 1998, from Herman W. Beach   Exhibit 10.37 to the Registrant's
            to RCL Acquisitions, L.L.C.                                      Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.38     Promissory Note, dated as of May 5, 1998, from Bruce P. Rounds   Exhibit 10.38 to the Registrant's
            to RCL Acquisitions, L.L.C.                                      Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.39     Promissory Note, dated as of May 5, 1998, from Robert T.         Exhibit 10.39 to the Registrant's
            Wallace to RCL Acquisitions, L.L.C.                              Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.40     Advisory Agreement, dated as of May 5, 1998, by and between      Exhibit 10.40 to the Registrant's
            Alliance Laundry Systems LLC, and Bain Capital, Inc.             Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.41     Transition Services Agreement, dated as of May 5, 1998, by and   Exhibit 10.41 to the Registrant's
            among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C., Raytheon       Form S-4, Amendment #1, dated July
            Company, and Raytheon Commercial Laundry LLC.                    2, 1998 (file no. 333-56857)

  10.42     Junior Subordinated Promissory Note, dated as of May 5, 1998,    Exhibit 10.42 to the Registrant's
            from Alliance Laundry Holdings LLC to Raytheon Company.          Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.43     Supply Agreement, dated as of September 10, 1997, between        Exhibit 10.43 to the Registrant's
            Appliance Co. and Raytheon Commercial Laundry LLC.               Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.44     Supply Agreement II, dated as of September 10, 1997, between     Exhibit 10.44 to the Registrant's
            Appliance Co. and Raytheon Commercial Laundry LLC.               Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  10.45     Supply Agreement, dated as of May 1, 1998, by and among          Exhibit 10.45 to the Registrant's
            Coinmach Corporation, Super Laundry Equipment Corporation and    Form S-4, Amendment #2, dated August
            Raytheon Commercial Laundry LLC (incorporated by reference       4, 1998 (file no. 333-56857)
            from exhibit 10.57 to

            Coinmach Corporation's Annual Report on
            Form 10-K dated as of June 29, 1998, file number 033-49830).

  10.46     Receivables Purchase Agreement, dated as of May 5, 1998,         Exhibit 10.46 to the Registrant's
            between Alliance Laundry Systems LLC and Alliance Laundry        Form S-4, Amendment #4, dated
            Receivables Warehouse LLC.                                       February 17, 1999 (file no.
                                                                             333-56857)

  10.47     Letter Agreement, dated as of April 29, 1998, by and among       Exhibit 10.47 to the Registrant's
            Bain/RCL, L.L.C. and RCL Acquisitions, L.L.C., Raytheon          Form S-4, Amendment #5, dated March
            Company and Raytheon Commercial Laundry LLC.                     3, 1999 (file no. 333-56857)

  10.48     First Amendment, dated as of March 26, 1999, to Credit           Exhibit 10.48 to the Registrant's
            Agreement, dated as of May 5, 1998, among Alliance Laundry       Form S-4, Amendment #5, dated March
            Holdings LLC, Alliance Laundry Systems LLC, the several banks    3, 1999 (file no. 333-56857)
            on other financial institutions or entities from time to time parties to this Agreement, Lehman Brothers Inc., Lehman
            Commercial Paper Inc., and General Electric Capital
            Corporation.

  18.1* Letter from auditors, dated February 25, 2000 regarding change in accounting principle regarding a change in depreciation methods.

   21.1     Subsidiaries of Alliance Laundry Systems LLC.                    Exhibit 21.1 to the Registrant's
                                                                             Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

   24.1     Powers of Attorney.                                              Exhibit 24.1 to the Registrant's
                                                                             Form S-4, Amendment #1, dated July
                                                                             2, 1998 (file no. 333-56857)

  27.1*     Financial Data Schedule.


_____________
  *  Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 8th day of March 2000.

             Signature                                       Title                                  Date
             ---------                                       -----                                  ----

                                                        Chairman and CEO
_____________________________                                                               _____________________
Thomas L'Esperance

                                            Vice President and Chief Financial Officer
_____________________________                                                               _____________________
Bruce P. Rounds


Date: March 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 8, 2000, by the following persons on behalf of the registrant and in the capacities indicated:



  ___________________________________       __________________________________
   Thomas F. L'Esperance                     Philip S. Taymor
   Chief Executive Officer and Manager       Manager


  ___________________________________       __________________________________
   Edward W. Conard                          Robert C. Gay
   Manager                                   Manager


  ___________________________________
   Stephen C. Sherrill
   Manager