Form 10-Q
period 2000-03-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2000-05-04
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   FORM 10-Q


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes [ X ] No [_]

                         Alliance Laundry Systems LLC
                                   Form 10-Q
                     For The Quarter Ended March 31, 2000

                               Table of Contents

                                                                                             Page No.
                                                                                             --------
PART I      Financial Information

Item 1.     Financial Statements

            Condensed Balance Sheets as of March 31, 2000 and December 31, 1999                     3

            Condensed Statements of Income for the periods ended March 31, 2000 and
            March 31, 1999                                                                          4

            Condensed Statements of Cash Flows for the periods ended March 31, 2000 and
            March 31, 1999                                                                          5

            Notes to Unaudited Condensed Financial Statements                                       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                             11

PART II     Other Information

Item 1.     Legal Proceedings                                                                      18

Item 2.     Changes in Securities                                                                  18

Item 3.     Defaults upon Senior Securities                                                        18

Item 4.     Submission of Matters to a Vote of Security Holders                                    18

Item 5.     Other Information                                                                      18

Item 6.     Exhibits and Reports on Form 8-K                                                       18

Signatures                                                                                         19

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ALLIANCE LAUNDRY HOLDINGS LLC
                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                March 31,           December 31,
                                                                  2000                 1999
                                                             --------------      ----------------
                   Assets                                      (Unaudited)
Current assets:
  Cash...................................................     $      2,330        $        3,028
  Cash-restricted........................................              952                   956
  Accounts receivable, net...............................           21,074                33,578
  Inventories, net.......................................           42,319                31,282
  Prepaid expenses and other.............................            8,221                 6,160
                                                             --------------      ----------------
     Total current assets................................           74,896                75,004

Notes receivable.........................................           18,864                18,314
Property, plant and equipment, net.......................           57,695                57,615
Goodwill, net............................................           57,253                48,319
Debt issuance costs, net.................................           12,439                13,064
Other assets.............................................            7,660                 7,550
                                                             --------------      ----------------
     Total assets........................................     $    228,807        $      219,866
                                                             ==============      ================
             Liabilities and Members' Deficit
Current liabilities:
  Current portion of long-term debt......................     $        750        $          500
  Accounts payable.......................................           15,267                12,362
  Finance program obligation.............................            3,699                 3,551
  Revolving credit facility..............................            8,000                     -
  Other current liabilities..............................           31,268                21,805
                                                             --------------      ----------------
     Total current liabilities...........................           58,984                38,218

Long-term debt:
  Senior credit facility.................................          199,250               199,500
  Senior subordinated notes..............................          110,000               110,000
  Junior subordinated note...............................           12,555                12,048

Other long-term liabilities..............................            1,893                 1,866
                                                             --------------      ----------------
     Total liabilities...................................          382,682               361,632

Commitments and contingencies (See Note 6)...............
Mandatorily redeemable preferred equity..................            6,000                 6,000
Members' deficit.........................................         (159,875)             (147,766)
                                                             --------------      ----------------
     Total liabilities and members' deficit..............     $    228,807        $      219,866
                                                             ==============      ================

                         ALLIANCE LAUNDRY HOLDINGS LLC
                             STATEMENTS OF INCOME
                                (in thousands)

                                                           Three Months Ended
                                                   ---------------------------------
                                                     March 31,           March 31,
                                                        2000               1999
                                                   --------------     --------------
                                                              (Unaudited)
Net sales:
  Commercial laundry.............................    $    56,645        $    51,787
  Appliance Co. consumer laundry.................              -             18,955
  Service parts..................................          8,994              8,546
                                                   --------------     --------------
                                                          65,639             79,288

Cost of sales....................................         46,551             58,790
                                                   --------------     --------------
Gross profit.....................................         19,088             20,498
                                                   --------------     --------------
Selling, general and administrative expense......         11,053             10,495
Nonrecurring costs...............................              -                446
                                                   --------------     --------------
Total operating expenses.........................         11,053             10,941
                                                   --------------     --------------
     Operating income............................          8,035              9,557

Interest expense.................................          9,640              8,040
Other income (expense), net......................              3                (27)
                                                   --------------     --------------
     Income (loss) before taxes..................         (1,602)             1,490
Provision for income taxes.......................              -                  -
                                                   --------------     --------------
     Net income (loss)...........................    $    (1,602)       $     1,490
                                                   ==============     ==============

                         ALLIANCE LAUNDRY HOLDINGS LLC
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                            Three Months Ended
                                                                     -------------------------------
                                                                        March 31,         March 31,
                                                                          2000               1999
                                                                     --------------    --------------
                                                                               (Unaudited)
Cash flows from operating activities:
  Net income (loss)...............................................     $    (1,602)       $    1,490
  Adjustments to reconcile net income to net cash
    provided by operating activities; excluding the effects of the acquisition opening balance sheet:
      Depreciation and amortization...............................           4,303             4,310
      Non-cash junior subordinated note interest..................             507               422
      (Gain) loss on sale of property, plant and equipment........              (3)               27
      Changes in assets and liabilities:
       Accounts and notes receivable..............................          11,954           (13,009)
       Inventories................................................          (6,888)           (1,331)
       Other assets...............................................          (2,289)            1,330
       Accounts payable...........................................           2,094             7,573
       Finance program obligation.................................             152               (57)
       Other liabilities..........................................          (1,884)            1,403
                                                                     --------------    --------------
      Net cash provided by operating activities...................           6,344             2,158
                                                                     --------------    --------------
Cash flows from investing activities:
  Additions to property, plant and equipment......................          (1,226)           (3,197)
  Acquisition of business.........................................         (13,356)                -
  Proceeds on disposal of property, plant and equipment...........               5                30
                                                                     --------------    --------------
      Net cash (used in) investing activities.....................         (14,577)           (3,167)
                                                                     --------------    --------------
Cash flows from financing activities:
  Proceeds from revolving line of credit..........................           8,000                 -
  Distribution to Raytheon and related transaction costs..........            (465)                -
                                                                     --------------    --------------
      Net cash provided by financing activities...................           7,535                 -
                                                                     --------------    --------------
Increase (decrease) in cash.......................................            (698)           (1,009)
Cash at beginning of quarter......................................           3,028             4,839
                                                                     --------------    --------------
Cash at end of quarter............................................     $     2,330        $    3,830
                                                                     ==============    ==============
Supplemental disclosure of cash flow information:
  Cash paid for interest..........................................     $     4,387        $    4,426
  Non-cash transactions:
    Recapitalization price adjustment payable.....................         (10,042)                -

               Notes to Unaudited Condensed Financial Statements

NOTE 1.    BASIS OF PRESENTATION

         The unaudited financial statements as of and for the quarter ended March 31, 2000 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

         This report on Form 10-Q for the quarter ended March 31, 2000 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 1999.

NOTE 2.    MERGER OF BUSINESS

         On May 5, 1998, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Bain/RCL, L.L.C., a Delaware limited liability company ("Bain LLC"), RCL Acquisitions LLC ("MergeCo"), Raytheon Commercial Laundry LLC and Raytheon Company ("Raytheon"), MergeCo was merged with and into Raytheon Commercial Laundry LLC (the "Merger") with Raytheon Commercial Laundry LLC being the surviving entity. Immediately following the merger Raytheon Commercial Laundry LLC was renamed to "Alliance Laundry Holdings LLC". Prior to the Merger, Raytheon owned 100% of the equity securities of Raytheon Commercial Laundry LLC, and Bain LLC, the BRS Investors (as defined), and certain members of management owned 100% of the equity securities of MergeCo. As a result of the Merger (i) Raytheon's limited liability company interest in Raytheon Commercial Laundry LLC was converted into the right to receive (a) an aggregate amount of cash equal to $320.6 million, which includes pre-closing and post-closing adjustments (including final settlements - see Note 6), (b) a junior subordinated promissory note from the Company in the original principal amount of $9.0 million which matures in 2009, (c) preferred membership interests of the Company with a liquidation value of approximately $6.0 million which are mandatorily redeemable in 2009, and (d) common membership units of the Company representing 7% of the total common membership interests of the Company and (ii) Bain LLC's, the BRS Investors' and certain management members' limited liability company interests in MergeCo were converted into the right to receive up to 93% of the total common membership interests of the Company.

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

         In connection with the Merger, the Company entered into a five year $250.0 million revolving loan agreement, which provides off-balance sheet financing through Alliance Laundry Receivables Warehouse LLC ("ALRW"), its special purpose single member limited liability company, to finance trade receivables and notes receivable related to equipment loans with Lehman Commercial Paper, Inc. (the "Facility Lender"), an affiliate of Lehman Brothers, Inc. (the "Asset Backed Facility"). These financing programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. Alliance Laundry, as servicing agent, retains collection and administrative responsibilities for the accounts and notes sold through the Asset Backed Facility.

NOTE 3.    NONRECURRING ITEMS

         The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Merger. For the quarter ended March 31, 1999, the Company incurred approximately $0.4 million in expense associated with payments under these agreements. Payments under this program were completed in November of 1999.

         During the fourth quarter of 1999, the Company recorded a $2.3 million restructuring charge, of which $2.1 million was non-cash, associated with the closing of the Company's Madisonville, Kentucky manufacturing facility. A decision was made to close the Madisonville facility and transfer production to the Ripon, Wisconsin manufacturing facility because of the available capacity at the Ripon facility and the operating synergies that will be recognized. The charge includes $1.7 million in employee termination and severance benefit charges, $0.5 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. The carrying value of assets held for disposal at March 31, 2000 is $1.0 million.

                                                                                                   Balance at
                                                             1999                    Utilized     December 31,
                                                            Charge         Cash      Non-cash         1999
                                                      ----------------  ----------  ----------  ----------------
Write-down of fixed assets.........................     $         485    $      -     $  (485)     $          -
Employee termination and severance benefits........             1,739         (20)     (1,640)               79
Other..............................................                31           -           -                31
                                                      ----------------  ----------  ----------  ----------------
   Total...........................................     $       2,255    $    (20)    $(2,125)     $        110
                                                      ================  ==========  ==========  ================

                                                         Balance at                                Balance at
                                                        December 31,                 Utilized       March 31,
                                                            1999           Cash      Non-cash         2000
                                                      ----------------  ----------  ----------  ----------------
Write-down of fixed assets.........................     $           -     $     -     $     -      $          -
Employee termination and severance benefits........                79         (22)          -                57
Other..............................................                31           -          (8)               23
                                                      ----------------  ----------  ----------  ----------------
   Total...........................................     $         110     $   (22)    $    (8)     $         80
                                                      ================  ==========  ==========  ================

NOTE 4.    INVENTORIES

         Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                                                   March 31,         December 31,
                                                                     2000                1999
                                                               ----------------   ----------------
                                                                 (Unaudited)
          Materials and purchased parts.....................     $    20,156        $      14,506
          Work in process...................................           4,340                3,688
          Finished goods....................................          21,891               16,736
          Less: inventory reserves..........................          (4,068)              (3,648)
                                                               ----------------   ----------------
                                                                 $    42,319        $      31,282
                                                               ================   ================

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

         In connection with the Merger, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the $110 million of senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the senior subordinated notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the senior subordinated notes and has no operating activities independent of Alliance Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized unaudited financial information of Alliance Laundry as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and March 31, 1999 is presented below.

                                                       March 31,          December 31,
                                                         2000               1999
                                                    --------------     ---------------
                                                      (Unaudited)
Current assets..................................      $      74.9         $      75.0
Noncurrent assets...............................            153.9               144.9
                                                    --------------     ---------------
                                                      $     228.8         $     219.9
                                                    ==============     ===============
Current liabilities.............................      $      59.0         $      38.2
Long-term debt..................................            309.2               309.5
Other long-term obligations.....................              1.9                 1.9
Members' deficit................................           (141.3)             (129.7)
                                                    --------------     ---------------
                                                      $     228.8         $     219.9
                                                    ==============     ===============

                                                           Three Months Ended
                                                    ----------------------------------
                                                       March 31,          March 31,
                                                         2000               1999
                                                    --------------     ---------------
                                                      (Unaudited)         (Unaudited)
Net sales.......................................      $      65.6         $      79.3

Gross profit....................................             19.1                20.5
Selling, general and administrative expense.....             11.1                10.5
Nonrecurring costs..............................                -                 0.5
                                                    --------------     ---------------
Operating income................................              8.0                 9.5
Interest expense................................              9.1                 7.6
Other income, net...............................                -                   -
                                                    --------------     ---------------
Income (loss) before taxes......................      $      (1.1)        $       1.9
                                                    ==============     ===============

NOTE 6.    COMMITMENTS AND CONTINGENCIES

         On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims, seeking damages in excess of $30 million from Raytheon. On March 31, 2000 the Arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company and Bain LLC prevailed on its counterclaims. Ultimately the Company was required to pay Raytheon $6.8 million, including interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. Of this amount, $9.9 million plus related costs of $0.6 million (of which $0.5 million had been expended as of March 31, 2000) was recorded in the first quarter financial statements as an adjustment of members' deficit, consistent with the original recording of the Merger, which was accounted for as a recapitalization. The price adjustments concluded during 1999 had been previously recorded in the financial statements as of and for the period ended December 31, 1999. The related net interest, including amounts related to prior years, has been included in current year interest expense.

         Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE 7.    COMPREHENSIVE INCOME

         Comprehensive income (loss) totaled ($1,602,000) and $1,490,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. Comprehensive income (loss) is comprised entirely of net income for both periods.

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

                                                                       Three Months Ended
                                             -----------------------------------------------------------------------
                                                       March 31, 2000                        March 31, 1999
                                             -----------------------------------------------------------------------
                                                    Net              Gross                Net               Gross
                                                   Sales            Profit               Sales             Profit
                                             ---------------    -------------       ---------------    -------------
Commercial laundry........................         $65,639          $25,401               $60,333          $21,967
Appliance Co. consumer laundry............               -                -                18,955              489
                                             ---------------    -------------       ---------------    -------------
                                                   $65,639           25,401               $79,288           22,456
                                             ===============                        ===============
Other manufacturing costs.................                           (6,313)                                (1,958)
                                                                -------------                          -------------
   Gross profit as reported...............                          $19,088                                $20,498
                                                                =============                          =============

NOTE 9.    ACQUISITION OF AJAX PRODUCT LINE

         On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s pressing and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the dry cleaning and industrial laundry markets. The cash consideration was approximately $13.3 million. The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded estimated acquisition costs of $0.3 million (of which $0.1 million was expended as of March 31, 2000). Assets acquired and liabilities assumed have been recorded at their estimated fair value, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.3 million and is being amortized on a straight-line basis over 20 years. The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility. As part of the Ajax acquisition, management determined that the manufacturing facilities currently located in Cincinnati, Ohio will be relocated within the next 18 months. As such, a $0.8 million reserve was established primarily for the relocation of current employees.

         The Ajax acquisition has been accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income include only revenues and expenses of Ajax for the period from March 6, 2000. On a pro-forma basis, this acquisition was not material to the results of operations for the periods presented and, accordingly, such information is not presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds, and presses and finishers used in the dry cleaning market. The Company's commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) dry cleaners. In addition, during 1999, pursuant to a supply agreement with Appliance Co., the Company supplied consumer washing machines to the consumer appliance business of Appliance Co. for sale at retail. This supply agreement was completed and concluded on September 17, 1999.

         This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 1999.


RESULTS OF OPERATIONS

The following table sets forth the Company's historical net sales for the periods indicated:

                                                                        Quarter Ended
                                                          ----------------------------------------
                                                               March 31,             March 31,
                                                                 2000                  1999
                                                          ------------------    ------------------
                                                                   (Dollars in millions)
Net sales
    Commercial laundry                                              $ 56.6                $ 51.8
    Appliance Co. consumer laundry                                       -                  19.0
    Service parts                                                      9.0                   8.5
                                                          ------------------    ------------------
                                                                    $ 65.6                $ 79.3
                                                          ==================    ==================

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                                       Quarter Ended
                                                          ----------------------------------------
                                                               March 31,             March 31,
                                                                 2000                  1999
                                                          ------------------    ------------------
                                                                   (Dollars in millions)
    Net sales                                                        100.0%                100.0%
    Cost of sales                                                     70.9%                 74.1%
    Gross profit                                                      29.1%                 25.9%
    Selling, general and administrative expense                       16.9%                 13.2%
    Nonrecurring costs                                                   -                   0.6%
    Operating income                                                  12.2%                 12.1%
       Net income                                                     (2.4%)                 1.9%

         Net sales. Net sales for the quarter ended March 31, 2000 decreased $13.7 million, or 17.2%, to $65.6 million from $79.3 million for the quarter ended March 31, 1999. This decrease, attributable to consumer laundry equipment sales of $19.0 million, was partly offset by increases in commercial laundry sales, $4.8 million, and service part sales, $0.5 million. The decrease in consumer laundry sales was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The increase in commercial laundry sales was due primarily to higher North American equipment sales of $3.5 million, higher international sales of $0.9 million and higher earnings from the Company's off-balance sheet equipment financing program of $0.6 million. The increase in North American equipment sales was primarily due to higher sales for laundromats and multi-housing laundries, and due to the additional sales resulting from the acquisition of the Ajax pressing and finishing equipment division on March 6, 2000. The equipment financing program earnings were higher due primarily to an increase in the amount of loan originations.

         Gross profit. Gross profit for the quarter ended March 31, 2000 decreased $1.4 million, or 6.9%, to $19.1 million from $20.5 million for the quarter ended March 31, 1999. This decrease was attributable to the completion of the supply agreement with Appliance Co. on September 17, 1999, which resulted in under-absorption of overhead previously applied against consumer laundry sales. This decrease was partially offset by volume growth in North American equipment sales, the additional gross profit resulting from the acquisition of the Ajax pressing and finishing equipment division, higher earnings related to the Company's off-balance sheet equipment financing program and manufacturing cost reductions implemented during 1999 and the first quarter of 2000. Gross profit as a percentage of net sales increased to 29.1% for the quarter ended March 31, 2000 from 25.9% for the quarter ended March 31, 1999. The increase in gross profit as a percentage of net sales is attributable to the termination of sales to Appliance Co. which were at margins substantially below that of the continuing business as well as from the manufacturing cost reductions noted above.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended March 31, 2000 increased $0.6 million, or 5.3%, to $11.1 million from $10.5 million for the quarter ended March 31, 1999. The increase in selling, general and administrative expenses was primarily attributable to $1.4 million of expenses relating to the relocation of tumbler manufacturing to Ripon, Wisconsin from Madisonville, Kentucky. This increase was partially offset by decreases in employee benefit and legal expenses. Selling, general and administrative expenses as a percentage of net sales increased to 16.9% for the quarter ended March 31, 2000 from 13.2% for the quarter ended March 31, 1999, as a result of the lower consumer laundry sales which did not have a commensurate reduction in selling, general and administrative expenses.

     Nonrecurring costs. There were no nonrecurring costs for the quarter ended March 31, 2000 as compared to $0.4 million in nonrecurring costs recorded for the quarter ended March 31, 1999. Nonrecurring costs in 1999 were comprised entirely of employee retention costs.

     Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2000 decreased $1.6 million, or 15.9%, to $8.0 million from $9.6 million for the quarter ended March 31, 1999. Operating income as a percentage of net sales increased to 12.2% for the quarter ended March 31, 2000 from 12.1% for the quarter ended March 31, 1999.

     Interest expense. Interest expense for the quarter ended March 31, 2000 increased $1.6 million, or 19.9%, to $9.6 million from $8.0 million for the quarter ended March 31, 1999. The increase is primarily attributable to the $1.5 million of net interest expense associated with the Raytheon Arbitration award.

     Income taxes. There was no provision for income taxes for the quarter ended March 31, 2000, or for the quarter ended March 31, 1999. Effective May 5, 1998 the Company is a stand-alone limited liability company and is no longer subject to federal and most state income taxes.

     Net income(loss). As a result of the foregoing, net income for the quarter ended March 31, 2000 decreased $3.1 million to a net loss of $1.6 million as compared to net income of $1.5 million for the quarter ended March 31, 1999. Net income(loss) as a percentage of net sales decreased to (2.4%) for the quarter ended March 31, 2000 from 1.9% for the quarter ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     In May 1998, Alliance Laundry entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers, Inc. acted as arranger and Lehman Commercial Paper, Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of Alliance Laundry's senior subordinated notes.

     The Company's principal sources of liquidity are cash flows generated from operations and borrowings under its $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2000 will not exceed $12.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

     As of March 31, 2000, the Company has $330.6 million of combined indebtedness outstanding, consisting of outstanding debt of $200.0 million under the Term Loan Facility and $8.0 million under the Revolving Credit Facility, $110.0 million of senior subordinated notes and $12.6 million of junior subordinated notes, and had $52.5 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $52.5 million at March 31, 2000 in additional indebtedness under the Revolving Credit Facility.

     The $200.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

                    Year                          Amount Due
                    ----                          ----------
                                                  (Dollars in
                                                   millions)
                    2000...................       $    0.5
                    2001...................       $    1.0
                    2002...................       $    1.0
                    2003...................       $   20.5
                    2004...................       $   98.5
                    2005...................       $   78.5

     The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate in 2003.

     The Company's Asset Backed Facility provides $250.0 million of off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

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

Historical

     Cash generated from operations for the three months ended March 31, 2000 of $6.3 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital, and increased sales of accounts receivable under the Asset Backed Facility. The working capital investment in accounts receivable at March 31, 2000 of $21.1 million decreased $12.5 million as compared to the balance of $33.6 million at December 31, 1999, which was primarily attributable to selling more accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The working capital investment in accounts payable at March 31, 2000 of $15.3 million increased $2.9 million as compared to the balance of $12.4 million at December 31, 1999. The accounts payable balance at March 31, 2000 reflected higher purchases and production in March of 2000 as compared to December of 1999.

     Net cash provided by operating activities for the quarter ended March 31, 2000 of $6.3 million increased by $4.1 million as compared to the quarter ended March 31, 1999. This increase was primarily due to higher net cash provided by changes in assets and liabilities of $7.2 million, offset by a decrease in net income of $3.1 million for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The net cash impact from changes in assets and liabilities for the quarter ended March 31, 2000 of $7.2 million was largely due to an increase in accounts receivable sold under the Asset Backed Facility. The proceeds of the sale of receivables was utilized largely to finance the acquisition of the Ajax pressing and finishing equipment division on March 6, 2000.

Capital Expenditures

     The Company's capital expenditures for the three months ended March 31, 2000 and March 31, 1999 were $1.2 million and $3.2 million, respectively. Capital spending in 2000 was principally oriented toward reducing manufacturing costs and transitioning tumbler production from the Company's Madisonville, Kentucky manufacturing facility to Ripon, Wisconsin (see Note 3), while spending in 1999 was principally oriented toward reducing manufacturing costs and transitioning dryer production from Appliance Co. to the Company's Ripon manufacturing facility.

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

     In total, the Company spent approximately $2.7 million since the second half of 1997 to address the Y2K issue, which included significant upgrades to current hardware and software systems. About $1.5 million was spent during 1999. These expenditures were funded using cash flows from operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time the Company may enter into derivative financial instruments to hedge its interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's Annual Report on Form 10-K (file no. 333-56857).

FORWARD-LOOKING STATEMENTS

     With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the "Note 6 - Commitments and Contingencies" section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Annual Report on Form 10-K (file no. 333-56857).

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

     Legal actions relating to the Raytheon Arbitration are described in Footnote 6 to the Financial Statements in Part I hereto and are incorporated by reference into Part II.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K

      (a) List of Exhibits.
          27.1 Financial Data Schedule

      (b) Reports on Form 8-K.  None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 3rd day of May 2000.

        Signature                          Title                                     Date
        ---------                          -----                                     ----
 _____________________________     Chairman and CEO                             _________________
 Thomas L'Esperance

 _____________________________     Vice President and Chief Financial Officer   _________________
 Bruce P. Rounds


     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 3rd day of May 2000.

        Signature                          Title                                     Date
        ---------                          -----                                     ----
_____________________________     Chairman and CEO                             _________________
Thomas L'Esperance

_____________________________     Vice President and Chief Financial Officer   _________________
Bruce P. Rounds

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 3rd day of May 2000.

        Signature                          Title                                     Date
        ---------                          -----                                     ----
_____________________________     Chairman and CEO                             _________________
Thomas L'Esperance

_____________________________     Vice President and Chief Financial Officer   _________________
Bruce P. Rounds