Form 10-Q
period 2000-07-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2000-08-03
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from__________ to_________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                Yes [ X ] No [  ]

                          Alliance Laundry Systems LLC
                                    Form 10-Q
                       For The Periods Ended June 30, 2000

                                Table of Contents


                                                                                                                          Page No.
                                                                                                                          --------
PART I          Financial Information
Item 1.         Financial Statements

                Condensed Balance Sheets as of June 30, 2000 and December 31, 1999                                           3

                Condensed Statements of Income for the periods ended June 30, 2000 and  June 30, 1999                        4

                Condensed Statements of Cash Flows for the periods ended June
                30, 2000 and June 30, 1999                                                                                   5

                Notes to Unaudited Condensed Financial Statements                                                            6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                       12

PART II         Other Information

Item 1.         Legal Proceedings                                                                                           20

Item 2.         Changes in Securities                                                                                       20

Item 3.         Defaults upon Senior Securities                                                                             20

Item 4.         Submission of Matters to a Vote of Security Holders                                                         20

Item 5.         Other Information                                                                                           20

Item 6.         Exhibits and Reports on Form 8-K                                                                            20

Signatures                                                                                                                  21


PART I   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          ALLIANCE LAUNDRY HOLDINGS LLC
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                              June 30,            December 31,
                                                                                2000                  1999
                                                                            ------------          ------------
                                   Assets                                   (Unaudited)
        Current assets:
           Cash..........................................................   $      831            $     3,028
           Cash-restricted...............................................          425                    956
           Accounts receivable, net......................................       22,213                 33,578
           Inventories, net..............................................       41,312                 31,282
           Prepaid expenses and other....................................        9,235                  6,160
                                                                            ------------          ------------
               Total current assets......................................       74,016                 75,004

        Notes receivable.................................................       20,986                 18,314
        Property, plant and equipment, net...............................       56,223                 57,615
        Goodwill, net....................................................       56,622                 48,319
        Debt issuance costs, net.........................................       11,813                 13,064
        Other assets.....................................................        7,394                  7,550
                                                                            ------------          ------------
               Total assets..............................................   $  227,054           $    219,866
                                                                            ============         =============
                   Liabilities and Members' Deficit

        Current liabilities:
           Current portion of long-term debt.............................   $    1,000           $        500
           Accounts payable..............................................       13,965                 12,362
           Finance program obligation....................................        2,886                  3,551
           Revolving credit facility.....................................       15,000                      -
           Other current liabilities.....................................       22,309                 21,805
                                                                            ------------          ------------
               Total current liabilities.................................       55,160                 38,218

        Long-term debt:
           Senior credit facility........................................      199,000                199,500
           Senior subordinated notes.....................................      110,000                110,000
           Junior subordinated note......................................       13,122                 12,048

        Other long-term liabilities......................................        1,921                  1,866
                                                                            ------------          ------------
               Total liabilities.........................................      379,203                361,632

        Commitments and contingencies (See Note 6).......................
        Mandatorily redeemable preferred equity..........................       6,000                   6,000
        Members' deficit.................................................    (158,149)               (147,766)
                                                                           -----------          -------------
               Total liabilities and members' deficit....................   $ 227,054            $    219,866
                                                                           ===========          =============



                          ALLIANCE LAUNDRY HOLDINGS LLC
                              STATEMENTS OF INCOME
                                 (in thousands)



                                                         Three Months Ended                 Six Months Ended
                                                       June 30,          June 30,        June 30,        June 30,
                                                         2000              1999            2000             1999
                                                      ----------        ----------      ----------      ----------
                                                              (Unaudited)                      (Unaudited)
Net sales:
     Commercial laundry.............................  $   66,489         $  58,756      $  123,134      $  110,543
     Appliance Co. consumer laundry.................           -            21,145               -          40,100
     Service parts..................................       8,766             8,244          17,760          16,790
                                                      ----------         ---------      ----------      ----------
                                                          75,255            88,145         140,894         167,433

Cost of sales.......................................      52,015            65,314          98,566         124,104
                                                      ----------         ---------      ----------      ----------
Gross profit........................................      23,240            22,831          42,328          43,329
                                                      ----------         ---------      ----------      ----------
Selling, general and administrative expense.........      12,778            10,630          23,831          21,125
Nonrecurring costs..................................           -               448               -             894
                                                      ----------         ---------      ----------      ----------
Total operating expenses............................      12,778            11,078          23,831          22,019
                                                      ----------         ---------      ----------      ----------
     Operating income...............................      10,462            11,753          18,497          21,310

Interest expense....................................       8,605             8,007          18,245          16,047
Other income (expense), net.........................        (111)             (117)           (108)           (144)
                                                      ----------         ---------      ----------      ----------
     Income before taxes............................       1,746             3,629             144           5,119
Provision for income taxes..........................          20                29              20              29
                                                      ----------         ---------      ----------      ----------
     Net income.....................................  $    1,726         $   3,600      $      124      $    5,090
                                                      ==========         =========      ==========      ==========



                          ALLIANCE LAUNDRY HOLDINGS LLC
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Six Months Ended
                                                                                 ----------------------------
                                                                                  June 30,          June 30,
                                                                                    2000              1999
                                                                                 -----------      -----------
                                                                                          (Unaudited)
Cash flows from operating activities:
     Net income (loss).........................................................  $       124      $     5,090
     Adjustments to reconcile net income to net cash
       provided by operating activities; excluding the effects of the acquisition opening balance sheet:
          Depreciation and amortization........................................        8,681            8,552
          Non-cash junior subordinated note interest...........................        1,074              898
          (Gain) loss on sale of property, plant and equipment.................          108              144
          Changes in assets and liabilities:
             Accounts and notes receivable.....................................        4,373          (23,456)
             Inventories.......................................................       (6,047)           2,071
             Other assets......................................................       (3,467)             720
             Accounts payable..................................................          821           11,147
             Finance program obligation........................................         (357)            (275)
             Other liabilities.................................................         (637)            (366)
                                                                                 -----------      -----------
          Net cash provided by operating activities............................        4,673            4,525
                                                                                 -----------      -----------
Cash flows from investing activities:
     Additions to property, plant and equipment................................       (2,508)          (5,989)
     Acquisition of business...................................................      (13,399)               -
     Proceeds on disposal of property, plant and equipment.....................          (43)             596
                                                                                 -----------      -----------
          Net cash (used in) investing activities..............................      (15,950)          (5,393)
                                                                                 -----------      -----------
Cash flows from financing activities:
     Debt financing costs......................................................            -             (686)
     Proceeds from revolving line of credit....................................       15,000                -
     Distribution to Raytheon and related transaction costs....................       (5,920)               -
                                                                                 -----------      -----------
          Net cash provided by financing activities............................        9,080             (686)
                                                                                 -----------      -----------
Increase (decrease) in cash....................................................       (2,197)          (1,554)
Cash at beginning of quarter...................................................        3,028            4,839
                                                                                 -----------      -----------
Cash at end of quarter.........................................................  $       831      $     3,285
                                                                                 ===========      ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest....................................................  $    16,001      $    14,129


Notes to Unaudited Condensed Financial Statements

NOTE 1.  BASIS OF PRESENTATION

         The unaudited financial statements as of June 30, 2000 and June 30, 1999 and for the periods ended June 30, 2000 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

         This report on Form 10-Q for the periods ended June 30, 2000 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 1999.

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

NOTE 3.  NONRECURRING ITEMS

         The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Merger. For the period ended June 30, 1999, the Company incurred approximately $0.9 million in expense associated with payments under these agreements. Payments under this program were completed in November of 1999.

         During the fourth quarter of 1999, the Company recorded a $2.3 million restructuring charge, of which $2.1 million was non-cash, associated with the closing of the Company's Madisonville, Kentucky manufacturing facility. A decision was made to close the Madisonville facility and transfer production to the Ripon, Wisconsin manufacturing facility because of the available capacity at the Ripon facility and the operating synergies that will be recognized. The charge includes $1.7 million in employee termination and severance benefit charges, $0.5 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. The carrying value of assets held for disposal at June 30, 2000 is $1.0 million.


                                                                                                 Balance at
                                                       1999                         Utilized     December 31,
                                                      Charge           Cash         Non-cash         1999
                                                   ------------    ------------   ------------   ------------
    Write-down of fixed assets....................  $      485     $         -     $     (485)    $        -
    Employee termination and severance benefits...       1,739             (20)        (1,640)            79
    Other.........................................          31               -              -             31
                                                   ------------    ------------   ------------   ------------
          Total...................................  $    2,255     $       (20)    $   (2,125)    $      110
                                                   ============    ============   ============   ============

                                                    Balance at                                                     Balance at
                                                   December 31,                     Utilized                        June 30,
                                                       1999            Cash         Non-cash     Reallocation         2000
                                                   ------------    ------------   ------------   ------------     ------------
    Write-down of fixed assets....................  $        -      $        -     $       50     $      (48)      $        2
    Employee termination and severance benefits...          79             (58)           (69)            48                -
    Other.........................................          31              (5)            (8)             -               18
                                                   ------------    ------------   ------------   ------------     ------------
          Total...................................  $      110      $      (63)    $      (27)    $        -       $       20
                                                   ============    ============   ============   ============     ============


NOTE 4.  INVENTORIES

         Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                                                              June 30,          December 31,
                                                                                2000                1999
                                                                            ------------        ------------
                                                                             (Unaudited)
               Materials and purchased parts..............................   $   20,291          $   14,506
               Work in process............................................        3,382               3,688
               Finished goods.............................................       21,515              16,736
               Less: inventory reserves...................................       (3,876)             (3,648)
                                                                            ------------        ------------
                                                                             $   41,312          $   31,282
                                                                            ============        ============

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

         In connection with the Merger, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the $110 million of senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the senior subordinated notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the senior subordinated notes and has no operating activities independent of Alliance

Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized unaudited financial information of Alliance Laundry as of June 30, 2000 and December 31, 2000 and for the three months and six months ended June 30, 2000 and June 30, 1999 is presented below.

                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                           -----------       ------------
                                                                           (Unaudited)
                    Current assets.......................................  $     74.0        $      75.0
                    Noncurrent assets....................................       153.1              144.9
                                                                           -----------       ------------
                                                                           $    227.1        $     219.9
                                                                           ===========       ============
                    Current liabilities..................................  $     55.2        $      38.2
                    Long-term debt.......................................       309.0              309.5
                    Other long-term liabilities..........................         1.9                1.9
                    Members' deficit.....................................      (139.0)            (129.7)
                                                                           -----------       ------------
                                                                           $    227.1        $     219.9
                                                                           ===========       ============

                                                                                Three Months Ended
                                                                           ------------------------------
                                                                             June 30,          June 30,
                                                                               2000              1999
                                                                           -----------       ------------
                                                                           (Unaudited)        (Unaudited)
                    Net sales............................................  $     75.3        $      88.1

                    Gross profit.........................................        23.2               22.8
                    Selling, general and administrative expense..........        12.8               10.6
                    Nonrecurring costs...................................           -                0.5
                                                                           -----------       ------------
                    Operating income.....................................        10.4               11.7
                    Interest expense.....................................         8.0                7.5
                    Other income (expense), net..........................        (0.1)              (0.1)
                                                                           -----------       ------------
                    Income before taxes..................................  $      2.3        $       4.1
                                                                           ===========       ============

                                                                                 Six Months Ended
                                                                           ------------------------------
                                                                             June 30,          June 30,
                                                                              2000               1999
                                                                           -----------       ------------
                                                                           (Unaudited)        (Unaudited)
                    Net sales............................................  $    140.9        $     167.4

                    Gross profit.........................................        42.3               43.3
                    Selling, general and administrative expense..........        23.8               21.1
                    Nonrecurring costs...................................           -                0.9
                                                                           -----------       ------------
                    Operating income.....................................        18.5               21.3
                    Interest expense.....................................        17.2               15.2
                    Other income (expense), net..........................        (0.1)              (0.1)
                                                                           -----------       ------------
                    Income before taxes..................................  $      1.2        $       6.0
                                                                           ===========       ============

NOTE 6.  COMMITMENTS AND CONTINGENCIES

         On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000, the Arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company and Bain LLC prevailed on its counterclaims. Ultimately, the Company was required to pay Raytheon $6.8 million, including $1.5 million in interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. Of this amount, $9.9 million plus related costs of $0.6 million (of which $0.5 million had been expended as of March 31, 2000) was recorded in the first quarter financial statements as an adjustment of members' deficit, consistent with the original recording of the Merger, which was accounted for as a recapitalization. The price adjustments concluded during 1999 had been previously recorded in the financial statements as of and for the period ended December 31, 1999. The related net interest, including amounts related to prior years, has been included in current year interest expense.

         Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE 7.  COMPREHENSIVE INCOME

         Comprehensive income totaled $124,000 and $4,897,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. Total Comprehensive Income for the six months ended June 30, 2000 is comprised entirely of net income. Total Comprehensive Income for the six months ended June 30, 1999 is comprised of net income of $5,090,000 and Other Comprehensive Income (Loss) of ($193,000). Other Comprehensive Income (Loss) in 1999 is comprised entirely of unrealized holding gains and losses on available-for-sale securities.

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

                                                                                Three Months Ended
                                                    ---------------------------------------------------------------------------
                                                                June 30, 2000                           June 30, 1999
                                                    ---------------------------------------     -------------------------------
                                                           Net                  Gross               Net              Gross
                                                          Sales                 Profit             Sales             Profit
                                                    -------------------    ----------------     -------------     -------------
Commercial laundry.............................                $75,255             $28,695           $67,000           $24,732
Appliance Co. consumer  laundry................                      -                   -            21,145               623
                                                    -------------------    ----------------     -------------     -------------
                                                               $75,255              28,695           $88,145            25,355
                                                    ===================                         =============
Other manufacturing costs......................                                     (5,455)                             (2,524)
                                                                           ----------------                       -------------
     Gross profit as reported..................                                    $23,240                             $22,831
                                                                           ================                       =============

                                                                                 Six Months Ended
                                                    ---------------------------------------------------------------------------
                                                                June 30, 2000                           June 30, 1999
                                                    ---------------------------------------     -------------------------------
                                                           Net                  Gross               Net              Gross
                                                          Sales                 Profit             Sales             Profit
                                                    -------------------    ----------------     -------------     -------------
Commercial laundry.............................               $140,894             $54,096          $127,333           $46,699
Appliance Co. consumer  laundry................                      -                   -            40,100             1,112
                                                    -------------------    ----------------     -------------     -------------
                                                              $140,894              54,096          $167,433            47,811
                                                    ===================                         =============
Other manufacturing costs......................                                    (11,768)                             (4,482)
                                                                           ----------------                       -------------
     Gross profit as reported..................                                    $42,328                             $43,329
                                                                           ================                       =============


NOTE 9.  ACQUISITION OF AJAX PRODUCT LINE

         On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s pressing and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the dry cleaning and industrial laundry markets. The cash consideration was approximately $13.1 million. The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded estimated acquisition costs of $0.3 million (of which $0.2 million was expended as of June 30, 2000). Assets acquired and liabilities assumed have been recorded at their estimated fair value, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.2 million and is being amortized on a straight-line basis over 20 years. The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility. As part of the Ajax acquisition, the Cincinnati facility will be closed, and production will be transferred to the Company's Marianna, Florida manufacturing facility. As such, a $1.0 million reserve was established primarily for employee termination and severance benefit charges.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to the Quarter Ended June 30, 1999

The following table sets forth the Company's historical net sales for the periods indicated:

                                                           Quarter Ended
                                                ------------------------------------
                                                 June 30, 2000        June 30, 1999
                                                ----------------      --------------
                                                       (Dollars in millions)
Net sales
     Commercial laundry                                 $  66.5              $ 58.8
     Appliance Co. consumer laundry                           -                21.1
     Service parts                                          8.8                 8.2
                                                ----------------      --------------
                                                        $  75.3              $ 88.1
                                                ================      ==============


The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:



                                                                                      Quarter Ended
                                                                            -----------------------------------
                                                                            June 30, 2000        June 30, 1999
                                                                            ---------------     ---------------
     Net sales                                                                      100.0%              100.0%
     Cost of sales                                                                   69.1%               74.1%
     Gross profit                                                                    30.9%               25.9%
     Selling, general and administrative expense                                     17.0%               12.1%
     Nonrecurring costs                                                                  -                0.5%
     Operating income                                                                13.9%               13.3%
         Net income                                                                   2.3%                4.1%

         Net sales. Net sales for the quarter ended June 30, 2000 decreased $12.8 million, or 14.6%, to $75.3 million from $88.1 million for the quarter ended June 30, 1999. This decrease, attributable to consumer laundry equipment sales of $21.1 million, was partly offset by increases in commercial laundry sales, $7.7 million, and service part sales, $0.6 million. The decrease in consumer laundry sales was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The increase in commercial laundry sales was due primarily to higher North American equipment sales of $6.4 million, higher international sales of $1.1 million and higher earnings from the Company's off-balance sheet equipment financing program of $0.2 million. The increase in North American equipment sales was primarily due to higher sales for laundromats and multi-housing laundries, and due to the additional sales resulting from the March 6, 2000 acquisition of the Ajax pressing and finishing equipment division. The equipment financing program earnings were higher due to an increase in the amount of loan originations.

         Gross profit. Gross profit for the quarter ended June 30, 2000 increased $0.4 million, or 1.8%, to $23.2 million from $22.8 million for the quarter ended June 30, 1999. This increase was primarily attributable to manufacturing efficiencies implemented during 1999 and 2000 which were partially offset by under-absorption of overhead previously applied against consumer laundry sales. Gross profit as a percentage of net sales increased to 30.9% for the quarter ended June 30, 2000 from 25.9% for the quarter ended June 30, 1999. The increase in gross profit as a percentage of net sales is attributable to the termination of sales to Appliance Co. which were at margins substantially below that of the continuing business as well as from the manufacturing efficiencies noted above.

         Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended June 30, 2000 increased $2.1 million, or 20.2%, to $12.7 million from $10.6 million for the quarter ended June 30, 1999. The increase in selling, general and administrative expenses was primarily due to $0.9 million of expenses related to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin and due to incremental selling, general and administrative expenses associated with the Ajax product line. Selling, general and administrative expenses as a percentage of net sales increased to 17.0% for the quarter ended June 30, 2000 from 12.1% for the quarter ended June 30, 1999 as a result of the production line move noted above.

         Nonrecurring costs. There were no nonrecurring costs for the quarter ended June 30, 2000 as compared to $0.4 million in nonrecurring costs recorded for the quarter ended June 30, 1999. Nonrecurring costs in 1999 were comprised entirely of employee retention costs.

         Operating income. As a result of the foregoing, operating income for the quarter ended June 30, 2000 decreased $1.3 million, or 11.0%, to $10.5 million from $11.8 million for the quarter ended June 30, 1999. Operating income as a percentage of net sales increased to 13.9% for the quarter ended June 30, 2000 from 13.3% for the quarter ended June 30, 1999.

         Interest expense. Interest expense for the quarter ended June 30, 2000 increased $0.6 million, or 7.5%, to $8.6 million from $8.0 million for the quarter ended June 30, 1999. The increase is primarily attributable to interest expense on borrowings from the revolving line of credit resulting from the acquisition of the Ajax product line (see note 9 of the financial statements) and from payment of the Raytheon arbitration award (see note 6 of the financial statements).

         Net income. As a result of the foregoing, net income for the quarter ended June 30, 2000 decreased $1.9 million, or 52.1%, to $1.7 million from $3.6 million for the quarter ended June 30, 1999. Net income as a percentage of net sales decreased to 2.3% for the quarter ended June 30, 2000 from 4.1% for the quarter ended June 30, 1999.


Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

The following table sets forth the Company's historical net sales for the periods indicated:

                                                    Six Months Ended
                                           ------------------------------------
                                            June 30, 2000        June 30, 1999
                                           ---------------       --------------
                                                  (Dollars in millions)
Net sales
     Commercial laundry................            $ 123.1             $ 110.5
     Appliance Co. consumer laundry....                  -                40.1
     Service parts.....................               17.8                16.8
                                           ----------------      --------------
                                                   $ 140.9             $ 167.4
                                           ================      ==============

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:


                                                               Six Months Ended
                                                      -----------------------------------
                                                      June 30, 2000        June 30, 1999
                                                      ---------------     ---------------
     Net sales......................................          100.0%              100.0%
     Cost of sales..................................           70.0%               74.1%
     Gross profit...................................           30.0%               25.9%
     Selling, general and administrative expense....           16.9%               12.7%
     Nonrecurring costs.............................               -                0.5%
     Operating income...............................           13.1%               12.7%
         Net income.................................            0.1%                3.0%

         Net sales. Net sales for the six months ended June 30, 2000 decreased $26.5 million, or 15.9%, to $140.9 million from $167.4 million for the six months ended June 30, 1999. This decrease, attributable to consumer laundry equipment sales of $40.1 million, was partly offset by increases in commercial laundry sales, $12.6 million, and service part sales, $1.0 million. The decrease in consumer laundry sales was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The increase in commercial laundry sales was due primarily to higher North American equipment sales of $9.7 million, higher international sales of $2.1 million and higher earnings from the Company's off-balance sheet equipment financing program of $0.8 million. The increase in North American equipment sales was primarily due to higher sales for laundromats and multi-housing laundries, and due to the additional sales resulting from the March 6, 2000 acquisition of the Ajax pressing and finishing equipment division. The equipment financing program earnings were higher due to an increase in the amount of loan originations.

         Gross profit. Gross profit for the six months ended June 30, 2000 decreased $1.0 million, or 2.3%, to $42.3 million from $43.3 million for the six months ended June 30, 1999. This decrease was attributable to the completion of the supply agreement with Appliance Co. on September 17, 1999, which resulted in under-absorption of overhead previously applied against consumer laundry sales. This under-absorption was partially offset by manufacturing efficiencies implemented during 1999 and 2000. Gross profit as a percentage of net sales increased to 30.0% for the six months ended June 30, 2000 from 25.9% for the six months ended June 30, 1999. The increase in gross profit as a percentage of net sales is primarily attributable to the manufacturing efficiencies noted above and higher margins attributable to the increased North American equipment sales as compared to consumer laundry sales.

         Selling, general and administrative expense. Selling, general and administrative expenses for the six months ended June 30, 2000 increased $2.7 million, or 12.8%, to $23.8 million from $21.1 million for the six months ended June 30, 1999. The increase in selling, general and administrative expenses was primarily due to $2.0 million of expenses related to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin and due to incremental selling, general and administrative expenses associated with the Ajax product line. Selling, general and administrative expenses as a percentage of net sales increased to 13.1% for the six months ended June 30, 2000 from 12.7% for the six months ended June 30, 1999 as a result of the production line move noted above.

         Nonrecurring costs. There were no nonrecurring costs for the six months ended June 30, 2000 as compared to $0.9 million in nonrecurring costs recorded for the six months ended June 30, 1999. Nonrecurring costs in 1999 were comprised entirely of employee retention costs.

         Operating income. As a result of the foregoing, operating income for the six months ended June 30, 2000 decreased $2.8 million, or 13.2%, to $18.5 million from $21.3 million for the six months ended June 30, 1999. Operating income as a percentage of net sales increased to 13.1% for the six months ended June 30, 2000 from 12.7% for the six months ended June 30, 1999.

         Interest expense. Interest expense for the six months ended June 30, 2000 increased $2.2 million, or 13.7%, to $18.2 million from $16.0 million for the six months ended June 30, 1999. The increase is attributable to $1.5 million of net interest expense associated with the Raytheon arbitration award, as well as borrowings from the revolving line of credit used in connection with the Raytheon arbitration award (see note 6 of the financial statements) and the acquisition of the Ajax product line (see note 9 of the financial statements).

         Net income. As a result of the foregoing, net income for the six months ended June 30, 2000 decreased $5.0 million, or 97.6%, to $0.1 million from $5.1 million for the six months ended June 30, 1999. Net income as a percentage of net sales decreased to 0.1% for the six months ended June 30, 2000 from 3.0% for the six months ended June 30, 1999.

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

         As of June 30, 2000, the Company has $338.1 million of combined indebtedness outstanding, consisting of outstanding debt of $200.0 million under the Term Loan Facility and $15.0 million under the Revolving Credit Facility, $110.0 million of senior subordinated notes and $13.1 million of junior subordinated notes, and had $44.5 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $44.5 million at June 30, 2000 in additional indebtedness under the Revolving Credit Facility.

         The $200.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

              Year                                   Amount Due
              ----                                   -----------
                                                     (Dollars in
                                                       millions)
               2000..............................    $    0.5
               2001..............................    $    1.0
               2002..............................    $    1.0
               2003..............................    $   20.5
               2004..............................    $   98.5
               2005..............................    $   78.5

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

         As required by the terms of the Asset Backed Facility, the Company is in the process of completing a securitization transaction for the sale of loans currently held by Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The Company expects this transaction to be completed during the third quarter and expects to finance its net increase in related residual interests with borrowings under the Revolving Credit Facility. The net effects resulting from the Company's interests in this new securitization transaction will be reflected in financial statements for the period in which the securitization transaction is completed.

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

Historical

         Cash generated from operations for the six months ended June 30, 2000 of $4.7 million was principally derived from the Company's earnings before depreciation and amortization, and increased sales of accounts receivable under the Asset Backed Facility which were partially offset by changes in working capital. The working capital investment in accounts receivable at June 30, 2000 of $22.2 million decreased $11.4 million as compared to the balance of $33.6 million at December 31, 1999, which was primarily attributable to selling more accounts receivable through ALRW. The working capital investment in inventories at June 30, 2000 of $41.3 million increased $10.0 million as compared to the balance of $31.3 million at December 31, 1999. Inventory balances have increased as a result of a $4.0 million increase attributable to inventories acquired through the Ajax acquisition, and temporary increases in raw materials and finished goods during the relocation of the Madisonville, Kentucky production lines to Ripon, Wisconsin.

         Net cash provided by operating activities for the six months ended June 30, 2000 of $4.7 million increased by $0.1 million as compared to the six months ended June 30, 1999. This increase was primarily due to higher net cash provided by changes in assets and liabilities of $4.8 million, offset by a reduction in net income of $5.0 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The net cash impact from changes in assets and liabilities for six months ended June 30, 2000 of $4.8 million was largely due to an increase in accounts receivable sold under the Asset Backed Facility. The proceeds of the sale of receivables was utilized largely to finance the March 6, 2000 acquisition of the Ajax pressing and finishing equipment division and to pay the Raytheon award.

Capital Expenditures

         The Company's capital expenditures for the six months ended June 30, 2000 and June 30, 1999 were $2.5 million and $6.0 million, respectively. Capital spending in 2000 was principally oriented toward reducing manufacturing costs and transitioning tumbler production from the Company's Madisonville, Kentucky manufacturing facility to Ripon, Wisconsin (see Note 3), while spending in 1999 was principally oriented toward reducing manufacturing costs and transitioning dryer production from Appliance Co. to the Company's Ripon manufacturing facility.


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

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    List of Exhibits.
                27.1     Financial Data Schedule

         (b)    Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 2nd day of August 2000.


    Signature                   Title                                 Date
    ---------                   -----                                 ----
/s/ Thomas L'Esperance Chairman and CEO                             8/2/2000
---------------------                                             ------------
Thomas L'Esperance

/s/ Bruce P. Rounds    Vice President and Chief Financial Officer   8/2/2000
---------------------                                             ------------
Bruce P. Rounds



         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 2nd day of August 2000.


    Signature                   Title                                 Date
    ---------                   -----                                 ----
/s/ Thomas L'Esperance Chairman and CEO                              8/2/2000
---------------------                                             ------------
Thomas L'Esperance

/s/ Bruce P. Rounds    Vice President and Chief Financial Officer    8/2/2000
---------------------                                             ------------
Bruce P. Rounds



         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 2nd day of August 2000.


    Signature                   Title                                 Date
    ---------                   -----                                 ----
/s/ Thomas L'Esperance   Chairman and CEO                             8/2/2000
---------------------                                             ------------
Thomas L'Esperance

/s/ Bruce P. Rounds      Vice President and Chief Financial Officer   8/2/2000
---------------------                                             ------------
Bruce P. Rounds