Form 10-Q
period 2000-09-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2000-11-13
CIK 1063699, 1063697, 1063698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from         to
                                                        -------   ------

                        COMMISSION FILE NUMBER    333-56857
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

                                Yes [ X ] No [ ]

                          Alliance Laundry Systems LLC
                                    Form 10-Q
                    For The Periods Ended September 30, 2000

                                Table of Contents


                                                                                                                        Page No.
                                                                                                                        -------
PART I          Financial Information

Item 1.         Financial Statements

                Condensed Balance Sheets as of September 30, 2000 and December 31, 1999                                      3

                Condensed Statements of Income for the periods ended September 30, 2000 and  September 30,
                1999                                                                                                         4

                Condensed Statements of Cash Flows for the periods ended September 30, 2000 and  September
                30, 1999                                                                                                     5

                Notes to Unaudited Condensed Financial Statements                                                            6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                       12

PART II         Other Information

Item 1.         Legal Proceedings                                                                                           21

Item 2.         Changes in Securities                                                                                       21

Item 3.         Defaults upon Senior Securities                                                                             21

Item 4.         Submission of Matters to a Vote of Security Holders                                                         21

Item 5.         Other Information                                                                                           21

Item 6.         Exhibits and Reports on Form 8-K                                                                            21

Signatures                                                                                                                  22

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          ALLIANCE LAUNDRY HOLDINGS LLC
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                     September 30,  December 31,
                                                        2000            1999
                                                     -----------    -----------
                 Assets                              (Unaudited)
Current assets:
   Cash ........................................      $     811       $   3,028
   Cash-restricted .............................            233             956
   Accounts receivable, net ....................         27,636          33,578
   Inventories, net ............................         41,468          31,282
   Prepaid expenses and other ..................          8,449           6,160
                                                      ---------       ---------
       Total current assets ....................         78,597          75,004

Notes receivable ...............................         22,558          18,314
Property, plant and equipment, net .............         53,748          57,615
Goodwill, net ..................................         56,134          48,319
Debt issuance costs, net .......................         11,210          13,064
Other assets ...................................          7,616           7,550
                                                      ---------       ---------
       Total assets ............................      $ 229,863       $ 219,866
                                                      =========       =========
          Liabilities and Members' Deficit
Current liabilities:
   Current portion of long-term debt ...........      $   1,018       $     500
   Accounts payable ............................         14,921          12,362
   Finance program obligation ..................          3,150           3,551
   Revolving credit facility ...................         14,000            --
   Other current liabilities ...................         24,569          21,805
                                                      ---------       ---------
       Total current liabilities ...............         57,658          38,218
Long-term debt:
   Senior credit facility ......................        198,750         199,500
   Senior subordinated notes ...................        110,000         110,000
   Junior subordinated note ....................         13,733          12,048
   Other long-term debt ........................            737            --
Other long-term liabilities ....................          1,949           1,866
                                                      ---------       ---------
       Total liabilities .......................        382,827         361,632
Commitments and contingencies (See Note 6)
Manditorily redeemable preferred equity ........          6,000           6,000
Members' deficit ...............................       (158,964)       (147,766)
                                                      ---------       ---------
       Total liabilities and members' deficit ..      $ 229,863       $ 219,866
                                                      =========       =========

                          ALLIANCE LAUNDRY HOLDINGS LLC
                              STATEMENTS OF INCOME
                                 (in thousands)


                                                     Three Months Ended              Nine Months Ended
                                              ------------------------------    -----------------------------
                                              September 30,    September 30,    September 30,   September 30,
                                                   2000             1999            2000           1999
                                              -------------    -------------    -------------   -------------
                                                       (Unaudited)                     (Unaudited)
Net sales:
    Commercial laundry ....................      $  55,784       $  57,432       $ 178,918       $ 167,975
    Appliance Co. consumer laundry ........           --            14,582            --            54,682
    Service parts .........................          8,382           7,836          26,142          24,626
                                              -------------    ------------     -----------     -----------
                                                    64,166          79,850         205,060         247,283

Cost of sales .............................         44,713          59,234         143,279         183,338
                                              -------------    ------------     -----------     -----------
Gross profit ..............................         19,453          20,616          61,781          63,945
                                              -------------    ------------     -----------     -----------
Selling, general and administrative expense         11,406          10,309          35,237          31,434
Nonrecurring costs ........................            402             730             402           1,624
                                              -------------    ------------     -----------     -----------
Total operating expenses ..................         11,808          11,039          35,639          33,058
                                              -------------    ------------     -----------     -----------
       Operating income ...................          7,645           9,577          26,142          30,887

Interest expense ..........................          8,920           7,898          27,165          23,945
Other income (expense), net ...............            460             (78)            352            (222)
                                              -------------    ------------     -----------     -----------
       Income before taxes ................           (815)          1,601            (671)          6,720
Provision for income taxes ................           --              --                20              29
                                              -------------    ------------     -----------     -----------
       Net income (loss) ..................      $    (815)      $   1,601       $    (691)      $   6,691
                                              =============    ============     ===========     ===========

                         ALLIANCE LAUNDRY HOLDINGS LLC
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Nine Months Ended
                                                                       -----------------------------
                                                                       September 30,    September 30,
                                                                          2000              1999
                                                                       -------------   -------------
                                                                                (Unaudited)
Cash flows from operating activities:
  Net income (loss) ..............................................        $   (691)        $  6,691
  Adjustments to reconcile net income to net cash
   provided by operating activities; excluding the effects of the acquisition opening balance sheet:
    Depreciation and amortization ................................          12,943           12,692
    Non-cash junior subordinated note interest ...................           1,685            1,411
    (Gain) loss on sale of property, plant and equipment .........            (352)             222
    Changes in assets and liabilities:
      Accounts and notes receivable ..............................          (2,622)         (26,250)
      Inventories ................................................          (6,203)              39
      Other assets ...............................................          (3,058)             827
      Accounts payable ...........................................           1,777            7,351
      Finance program obligation .................................              98             (517)
      Other liabilities ..........................................           1,318            2,917
                                                                          --------         --------
     Net cash provided by operating activities ...................           4,895            5,383
                                                                          --------         --------
Cash flows from investing activities:
  Additions to property, plant and equipment .....................          (3,622)          (8,875)
  Acquisition of business ........................................         (13,399)            --
  Proceeds on disposal of property, plant and equipment ..........           1,329              557
                                                                          --------         --------
     Net cash (used in) investing activities .....................         (15,692)          (8,318)
                                                                          --------         --------
Cash flows from financing activities:
  Proceeds from long-term debt ...................................             750               --
  Payments of long-term debt .....................................            (250)              --
  Net increase/(decrease) from revolving line of credit borrowings          14,000               --
  Distribution to Raytheon and related transaction costs .........          (5,920)            (686)
                                                                          --------         --------
     Net cash provided by financing activities ...................           8,580             (686)
                                                                          --------         --------
Increase (decrease) in cash ......................................          (2,217)          (3,621)
Cash at beginning of period ......................................           3,028            4,839
                                                                          --------         --------
Cash at end of period ............................................        $    811         $  1,218
                                                                          ========         ========
Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................        $ 21,094         $ 18,323

Notes to Unaudited Condensed Financial Statements

NOTE 1.  BASIS OF PRESENTATION

         The unaudited financial statements as of September 30, 2000 and September 30, 1999 and for the periods ended September 30, 2000 and 1999 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

         This report on Form 10-Q for the periods ended September 30, 2000 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 1999.

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

NOTE 3.  NONRECURRING ITEMS

         The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Merger. For the period ended September 30, 1999, the Company incurred approximately $1.3 million in expense associated with payments under these agreements. Payments under this program were completed in November of 1999.

         During the fourth quarter of 1999, the Company recorded a $2.3 million restructuring charge, of which $2.1 million was non-cash, associated with the closing of the Company's Madisonville, Kentucky manufacturing facility. A decision was made to close the Madisonville facility and transfer production to the Ripon, Wisconsin manufacturing facility because of the available capacity at the Ripon facility and the operating synergies that will be recognized. The charge included $1.7 million in employee termination and severance benefit charges, $0.5 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. Subsequently, in the third quarter of 2000, this reserve was increased by $0.4 million due to additional medical benefits provided as part of the employee terminations.

                                                                                          Balance at
                                                    1999                    Utilized     December 31,
                                                   Charge       Cash        Non-cash         1999
                                                 ---------    ---------     ---------     ----------
Write-down of fixed assets ................      $   485      $    --       $  (485)      $    --
Employee termination and severance benefits        1,739          (20)       (1,640)           79
Other .....................................           31           --            --            31
                                                 ---------    ---------     ---------     ----------
    Total .................................      $ 2,255      $   (20)      $(2,125)      $   110
                                                 =========    =========     =========     ==========

                                               Balance at                             Reallocation     Balance at
                                              December 31,                  Utilized   and Reserve    September 30,
                                                  1999           Cash       Non-cash    Addition          2000
                                              ------------    ---------     --------- ------------    -------------
Write-down of fixed assets ................      $    --      $    --       $   265      $(265)         $  --
Employee termination and severance benefits           79         (777)           --        698             --
Other .....................................           31           --            --        (31)            --
                                                 ---------    ---------     --------- ----------       ----------
    Total .................................      $   110      $  (777)      $   265      $ 402          $  --
                                                 =========    =========     ========= ==========       ==========

NOTE 4.  INVENTORIES

         Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                               September 30,  December 31,
                                                    2000           1999
                                                ------------   -----------
                                                  (Unaudited)
                Materials and purchased parts      $ 17,854       $ 14,506
                Work in process .............         3,763          3,688
                Finished goods ..............        23,521         16,736
                Less: inventory reserves ....        (3,670)        (3,648)
                                                 ----------     ----------
                                                   $ 41,468       $ 31,282
                                                 ==========     ==========

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

         In connection with the Merger, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the $110 million of senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the senior subordinated notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the senior subordinated notes and has no operating activities independent of Alliance Laundry. Separate financial statements of Alliance Laundry are not presented because Company management has determined that they would not be material to investors. Summarized unaudited financial information of Alliance Laundry as of September 30, 2000 and December 31, 2000 and for the three months and nine months ended September 30, 2000 and September 30, 1999 is presented below.


                                             September 30,    December 31,
                                                  2000            1999
                                             -------------    ------------
                                               (Unaudited)

Current assets ............                       $   78.6       $   75.0
Noncurrent assets .........                          151.3          144.9
                                              ------------     ----------
                                                  $  229.9       $  219.9
                                              ============     ==========
Current liabilities .......                       $   57.7       $   38.2
Long-term debt ............                          309.5          309.5
Other long-term liabilities                            1.9            1.9
Members' deficit ..........                         (139.2)        (129.7)
                                              ------------     ----------
                                                  $  229.9       $  219.9
                                              ============     ==========

                                                     Three Months Ended
                                                 September 30, September 30,
                                                     2000          1999
                                                 ------------  ------------
                                                        (Unaudited)

Net sales ......................                  $   64.2       $  79.9

Gross profit .....................                    19.5          20.6
Selling, general and administrative expense           11.5          10.3
Nonrecurring costs ........................            0.4           0.7
                                                 -----------   -----------
Operating income ..........................            7.6           9.6
Interest expense ..........................            8.3           7.4
Other income (expense), net ...............            0.5          (0.1)
                                                 -----------   -----------
Income before taxes .......................       $   (0.2)      $   2.1
                                                 ===========   ===========

                                                      Nine Months Ended
                                                 ----------------------------
                                                 September 30,  September 30,
                                                      2000          1999
                                                 ------------   -------------
                                                         (Unaudited)

Net sales .................................        $  205.1      $  247.3

Gross profit ..............................            61.8          63.9
Selling, general and administrative expense            35.3          31.4
Nonrecurring costs ........................             0.4           1.6
                                                 -----------    -----------
Operating income ..........................            26.1          30.9
Interest expense ..........................            25.5          22.6
Other income (expense), net ...............             0.4          (0.2)
                                                 -----------    -----------
Income before taxes .......................        $    1.0      $    8.1
                                                 ===========    ===========


NOTE 6.  COMMITMENTS AND CONTINGENCIES

         On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000, the Arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company and Bain LLC prevailed on its counterclaims. Ultimately, the Company was required to pay Raytheon $6.8 million, including $1.5 million in interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. Of this amount, $9.9 million plus related costs of $0.6 million was recorded in the first quarter financial statements as an adjustment of members' deficit, consistent with the original recording of the Merger, which was accounted for as a recapitalization. The price adjustments concluded during 1999 had been previously recorded in the financial statements as of and for the period ended December 31, 1999. The related net interest of $1.5 million, including amounts related to prior years, has been included in current year interest expense.

         Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

         On August 3, 2000, the Company received $750,000 in borrowings, evidenced by a promissory note, pursuant to a Wisconsin Community Development Block Grant Agreement (the "Agreement") dated July 10, 2000 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The promissory note bears interest at an annual rate of 4%, with monthly payments of interest and principal commencing July 1, 2001 with the final installment paid on June 1, 2010, subject to the covenants of the Agreement.

NOTE 7.  COMPREHENSIVE INCOME

         Comprehensive income totaled ($691,000) and $6,306,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. Total Comprehensive Income for the nine months ended September 30, 2000 is comprised entirely of net income. Total Comprehensive Income for the nine months ended September 30, 1999 is comprised of net income of $6,691,000 and Other Comprehensive Income (Loss) of ($385,000). Other Comprehensive Income (Loss) in 1999 is comprised entirely of unrealized holding gains and losses on available-for-sale securities.

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


                                                                                Three Months Ended
                                                    ---------------------------------------------------------------------------
                                                              September 30, 2000                      September 30, 1999
                                                    ---------------------------------------     -------------------------------
                                                           Net                   Gross              Net             Gross
                                                          Sales                  Profit            Sales           Profit
                                                    -------------------    ----------------     -------------     -------------
Commercial laundry.............................                $64,166             $24,652           $65,268           $23,871
Appliance Co. consumer  laundry................                      -                   -            14,582               411
                                                    -------------------    ----------------     -------------     -------------
                                                               $64,166              24,652           $79,850            24,282
                                                    ===================                         =============
Other manufacturing costs......................                                     (5,199)                             (3,666)
                                                                           ----------------                       -------------
     Gross profit as reported..................                                    $19,453                             $20,616
                                                                           ================                       =============



                                                                                Nine Months Ended
                                                    ---------------------------------------------------------------------------
                                                              September 30, 2000                      September 30, 1999
                                                    ---------------------------------------     -------------------------------
                                                           Net                 Gross                Net               Gross
                                                          Sales                Profit              Sales             Profit
                                                    -------------------    ----------------     -------------     -------------
Commercial laundry.............................               $205,060             $78,748          $192,601           $70,570
Appliance Co. consumer  laundry................                      -                   -            54,682             1,523
                                                    -------------------    ----------------     -------------     -------------
                                                              $205,060              78,748          $247,283            72,093
                                                    ===================                         =============
Other manufacturing costs......................                                    (16,967)                             (8,148)
                                                                           ----------------                       -------------
     Gross profit as reported..................                                    $61,781                             $63,945
                                                                           ================                       =============


NOTE 9.  ACQUISITION OF AJAX PRODUCT LINE

         On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s pressing and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the dry cleaning and industrial laundry markets. The cash consideration was approximately $13.1 million. The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded acquisition costs of $0.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair value, and are subject to adjustment when additional information concerning asset and liability valuations is finalized. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $9.2 million and is being amortized on a straight-line basis over 20 years. The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility. As part of the Ajax acquisition, the Cincinnati facility will be closed, and production will be transferred to the Company's Marianna, Florida manufacturing facility. As such, a $1.0 million reserve was established primarily for employee termination and severance benefit charges.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to the Quarter Ended September 30,
1999

The following table sets forth the Company's historical net sales for the periods indicated:


                                                            Quarter Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2000            1999
                                                    -----------    -------------
                                                       (Dollars in millions)
Net sales
Commercial laundry ...........                        $  55.8          $  57.5
Appliance Co. consumer laundry                             --             14.6
Service parts ................                            8.4              7.8
                                                     --------         --------
                                                      $  64.2          $  79.9
                                                     ========         ========

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                            Quarter Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                       2000            1999
                                                   -----------    -------------

Net sales .................................            100.0%           100.0%
Cost of sales .............................             69.7%            74.2%
Gross profit ..............................             30.3%            25.8%
Selling, general and administrative
 expense...................................             17.8%            12.9%
Nonrecurring costs ........................              0.6%             0.9%
Operating income ..........................             11.9%            12.0%
    Net income ............................             (1.3%)            2.0%

         Net sales. Net sales for the quarter ended September 30, 2000 decreased $15.7 million, or 19.6%, to $64.2 million from $79.9 million for the quarter ended September 30, 1999. This decrease, attributable to consumer laundry equipment sales of $14.6 million, and commercial laundry sales of $1.7 million, was partially offset by an increase in service part sales of $0.5 million. The decrease in consumer laundry sales was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The decrease in commercial laundry sales was due primarily to lower North American equipment sales of $0.4 million, lower international sales of $1.1 million and lower earnings from the Company's off-balance sheet equipment financing program of $0.2 million. The decrease in North American equipment sales was primarily due to a slowdown in laundromat and multi-housing sales, which were partially offset by the additional sales resulting from the March 6, 2000 acquisition of the Ajax pressing and finishing equipment division. Sales to international customers, primarily in Australia and Western Europe, were lower as the Company's products (priced in U.S. dollars) have become less competitive due to the negative impact of foreign currency exchange resulting from the strengthening U.S. dollar relative to other foreign currencies.

         Gross profit. Gross profit for the quarter ended September 30, 2000 decreased $1.1 million, or 5.6%, to $19.5 million from $20.6 million for the quarter ended September 30, 1999. This decrease was primarily attributable to under-absorption of overhead previously applied against consumer laundry sales which was partially offset by a modest price increase and manufacturing efficiencies implemented during 1999 and 2000. Gross profit as a percentage of net sales increased to 30.3% for the quarter ended September 30, 2000 from 25.8% for the quarter ended September 30, 1999. The increase in gross profit as a percentage of net sales is attributable to the higher margins associated with commercial laundry equipment sales as compared to low margins associated with the previous year's sales to Appliance Co., as well as from the manufacturing efficiencies noted above.

         Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased $1.1 million, or 10.6%, to $11.4 million from $10.3 million for the quarter ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to an increase of $1.0 million in one-time expenses related to the relocation of Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively, as well as incremental selling, general and administrative expenses associated with the Ajax product line. Selling, general and administrative expenses as a percentage of net sales increased to 17.8% for the quarter ended September 30, 2000 from 12.9% for the quarter ended September 30, 1999 as a result of the termination of sales to Appliance Co. which had previously incurred very little selling, general and administrative expense, and as a result of the production line moves noted above.

         Nonrecurring costs. Nonrecurring costs for the quarter ended September 30, 2000 decreased $0.3 million, or 44.9%, to $0.4 million from $0.7 million for the quarter ended September 30, 1999. Nonrecurring costs in 2000 were comprised entirely of additional employee termination and severance benefits related to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin. Nonrecurring costs in 1999 were comprised of employee retention costs and a one-time pension curtailment charge associated with a layoff which occurred after the completion of the Appliance Co. supply agreement.

         Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2000 decreased $2.0 million, or 20.2%, to approximately $7.6 million from $9.6 million for the quarter ended September 30, 1999. Operating income as a percentage of net sales decreased to 11.9% for the quarter ended September 30, 2000 from 12.0% for the quarter ended September 30, 1999.

         Interest expense. Interest expense for the quarter ended September 30, 2000 increased $1.0 million, or 12.9%, to $8.9 million from $7.9 million for the quarter ended September 30, 1999. The increase is primarily attributable to higher LIBOR based interest rates, interest expense on borrowings from the revolving line of credit resulting from the acquisition of the Ajax product line (see Note 9 of the financial statements) and from payment of the Raytheon arbitration award (see Note 6 of the financial statements).

         Net income/(loss). As a result of the foregoing, net income for the quarter ended September 30, 2000 decreased $2.4 million to a net loss of $0.8 million as compared to net income of $1.6 million for the quarter ended September 30, 1999. Net income/(loss) as a percentage of net sales decreased to (1.3%) for the quarter ended September 30, 2000 from 2.0% for the quarter ended September 30, 1999.


Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

The following table sets forth the Company's historical net sales for the periods indicated:


                                                  Nine Months Ended
                                             ----------------------------
                                             September 30,  September 30,
                                                  2000            1999
                                             -----------    -------------
                                                 (Dollars in millions)

Net sales
Commercial laundry ........................    $178.9           $168.0
Appliance Co. consumer laundry.............        --             54.7
Service parts .............................      26.2             24.6
                                             --------         --------
                                               $205.1           $247.3
                                             ========         ========

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net sales for each of the periods indicated:

                                                  Nine Months Ended
                                             ----------------------------
                                             September 30,  September 30,
                                                 2000            1999
                                             -----------    -------------

Net sales .................................    100.0%           100.0%
Cost of sales .............................     69.9%            74.1%
Gross profit ..............................     30.1%            25.9%
Selling, general and administrative
 expense ..................................     17.2%            12.7%
Nonrecurring costs ........................      0.2%             0.7%
Operating income ..........................     12.7%            12.5%
    Net income ............................     (0.3%)            2.7%


         Net sales. Net sales for the nine months ended September 30, 2000 decreased $42.2 million, or 17.1%, to $205.1 million from $247.3 million for the nine months ended September 30, 1999. This decrease, attributable to consumer laundry equipment sales of $54.7 million, was partly offset by increases in commercial laundry sales, $11.0 million, and service part sales, $1.5 million. The decrease in consumer laundry sales was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The increase in commercial laundry sales was due primarily to higher North American equipment sales of $9.5 million, higher international sales of $1.0 million and higher earnings from the Company's off-balance sheet equipment financing program of $0.6 million. The increase in North American equipment sales was primarily due to higher sales for regional laundromats and multi-housing laundries in the first half of 2000, and due to the additional sales resulting from the March 6, 2000 acquisition of the Ajax pressing and finishing equipment division. The equipment financing program earnings were higher due to an increase in the amount of loan originations in the first half of the year.

         Gross profit. Gross profit for the nine months ended September 30, 2000 decreased $2.1 million, or 3.4%, to $61.8 million from $63.9 million for the nine months ended September 30, 1999. This decrease was attributable to the completion of the supply agreement with Appliance Co. on September 17, 1999, which resulted in under-absorption of overhead previously applied against consumer laundry sales. This under-absorption was partially offset by a modest price increase and manufacturing efficiencies implemented during 1999 and 2000. Gross profit as a percentage of net sales increased to 30.1% for the nine months ended September 30, 2000 from 25.9% for the nine months ended September 30, 1999. The increase in gross profit as a percentage of net sales is attributable to the higher margins associated with commercial laundry equipment sales as compared to low margins associated with the previous year's sales to Appliance Co., as well as from the manufacturing efficiencies noted above.

         Selling, general and administrative expense. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $3.8 million, or 12.1%, to $35.2 million from $31.4 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to an increase of approximately $3.0 million in one-time expenses related to the relocation of Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively, as well as incremental selling, general and administrative expenses associated with the Ajax product line. Selling, general and administrative expenses as a percentage of net sales increased to 17.2% for the nine months ended September 30, 2000 from 12.7% for the nine months ended September 30, 1999 as a result of the termination of sales to Appliance Co. which had previously incurred very little selling, general and administrative expense, and as a result of the production line moves noted above.

         Nonrecurring costs. Nonrecurring costs for the nine months ended September 30, 2000 decreased $1.2 million to $0.4 million from $1.6 million for the quarter ended September 30, 1999. Nonrecurring costs in 2000 were comprised entirely of employee termination and severance benefits due to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin. Nonrecurring costs in 1999 were comprised of employee retention costs and a one-time pension curtailment charge associated with a layoff which occurred after the completion of the Appliance Co. supply agreement.

         Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2000 decreased $4.8 million, or 15.4%, to approximately $26.1 million from $30.9 million for the nine months ended September 30, 1999. Operating income as a percentage of net sales increased to 12.7% for the nine months ended September 30, 2000 from 12.5% for the nine months ended September 30, 1999.

         Interest expense. Interest expense for the nine months ended September 30, 2000 increased $3.2 million, or 13.4%, to $27.2 million from $24.0 million for the nine months ended September 30, 1999. The increase is attributable to $1.5 million of net interest expense associated with the Raytheon arbitration award, as well as borrowings from the revolving line of credit used in connection with the Raytheon arbitration award (see Note 6 of the financial statements) and the acquisition of the Ajax product line (see Note 9 of the financial statements).

         Net income/(loss). As a result of the foregoing, net income for the nine months ended September 30, 2000 decreased $7.4 million to a net loss of $0.7 million from net income of $6.7 million for the nine months ended September 30, 1999. Net income/(loss) as a percentage of net sales decreased to (0.3%) for the nine months ended September 30, 2000 from 2.7% for the nine months ended September 30, 1999.

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

         The Company's principal sources of liquidity are cash flows generated from operations and borrowings under its $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2000 will not exceed $11.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

         As of September 30, 2000, the Company has $338.2 million of combined indebtedness outstanding, consisting of outstanding debt of $199.8 million under the Term Loan Facility and $14.0 million under the Revolving Credit Facility, $110.0 million of senior subordinated notes and $13.7 million of junior subordinated notes, and $0.7 million in a promissory note from Fond du Lac County in Wisconsin. The Company had $45.0 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $45.0 million at September 30, 2000 in additional indebtedness under the Revolving Credit Facility.

         The remaining $199.8 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

                      Year                                       Amount Due
                      ----                                       ----------
                                                                 (Dollars in
                                                                  millions)
                       2000..............................    $       0.3
                       2001..............................    $       1.0
                       2002..............................    $       1.0
                       2003..............................    $      20.5
                       2004..............................    $      98.5
                       2005..............................    $      78.5

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

         As required by the terms of the Asset Backed Facility, the Company is in the process of completing a securitization transaction for the sale of loans currently held by Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The Company expects this transaction to be completed during the fourth quarter and expects to finance its net increase in related residual interests with borrowings under the Revolving Credit Facility. The net effects resulting from the Company's interests in this new securitization transaction will be reflected in financial statements for the period in which the securitization transaction is completed.

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


Historical

         Cash generated from operations for the nine months ended September 30, 2000 of $4.9 million was principally derived from the Company's earnings before depreciation and amortization, and from increased sales of accounts receivable under the Asset Backed Facility which were partially offset by changes in working capital. The working capital investment in accounts receivable at September 30, 2000 of $27.6 million decreased $6.0 million as compared to the balance of $33.6 million at December 31, 1999, which was primarily attributable to selling more accounts receivable through ALRW. The working capital investment in inventories at September 30, 2000 of $41.5 million increased $10.2 million as compared to the balance of $31.3 million at December 31, 1999. Inventory balances have increased as a result of a $5.0 million increase attributable to inventories acquired through the Ajax acquisition.

         Net cash provided by operating activities for the nine months ended September 30, 2000 of $4.9 million decreased by $0.5 million as compared to the nine months ended September 30, 1999. This decrease was primarily due to lower net cash used by changes in assets and liabilities of $6.9 million, offset by a reduction in net income of $7.4 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The net cash impact from changes in assets and liabilities for the nine months ended September 30, 2000 of $4.9 million was largely due to an increase in accounts receivable sold under the Asset Backed Facility. The proceeds of the sale of receivables was utilized partially to finance the March 6, 2000 acquisition of the Ajax pressing and finishing equipment division and to pay the Raytheon award.

Capital Expenditures

         The Company's capital expenditures for the nine months ended September 30, 2000 and September 30, 1999 were $3.6 million and $8.9 million, respectively. Capital spending in 2000 was principally oriented toward reducing manufacturing costs and transitioning tumbler production from the Company's Madisonville, Kentucky manufacturing facility to Ripon, Wisconsin (see Note 3), while spending in 1999 was principally oriented toward reducing manufacturing costs and transitioning dryer production from Appliance Co. to the Company's Ripon manufacturing facility.


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

         In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as replacement of SFAS No. 125." The Statement revises certain aspects of the current standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain new and expanded disclosures. The Statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. The Company is in the process of assessing the effects of SFAS No. 140 on its financial statements.

         In October 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The consensus concludes on how a transferor that retains an interest in a securitization transaction, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for interest income and impairment. Issue No. 99-20 is required to be adopted by the Company no later than the first quarter of 2001. The Company is currently evaluating the effects of Issue No. 99-20 on its financial statements.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         Legal actions relating to Appliance Co. and Raytheon are described in Footnote 6 to the Financial Statements in Part I hereto and are incorporated by reference into Part II.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    List of Exhibits.
                27.1 Financial Data Schedule

         (b)    Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 10th day of November 2000.


                Signature                                             Title                                      Date
                ---------                                             -----                                      ----
          /s/ Thomas L'Esperance            Chairman and CEO                                                   11-10-00
-------------------------------------------                                                             -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                         11-10-00
-------------------------------------------                                                             -----------------------
             Bruce P. Rounds

         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 10th day of November 2000.

                Signature                                             Title                                      Date
                ---------                                             -----                                      ----
          /s/ Thomas L'Esperance            Chairman and CEO                                                   11-10-00
-------------------------------------------                                                             -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                         11-10-00
-------------------------------------------                                                             -----------------------
             Bruce P. Rounds


         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 10th day of November 2000.

                Signature                                             Title                                      Date
                ---------                                             -----                                      ----
          /s/ Thomas L'Esperance            Chairman and CEO                                                   11-10-00
-------------------------------------------                                                             -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                         11-10-00
-------------------------------------------                                                             -----------------------
             Bruce P. Rounds
