Form 10-K405
period 2000-12-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2001-03-28
CIK 1063699, 1063697, 1063698

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to_________

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                          Alliance Laundry Systems LLC
                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2000

                                                                            Page
                                                                            ----
           CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
              INFORMATION..............................................       3

                                     PART I.
ITEM 1.    BUSINESS....................................................       3
ITEM 2.    PROPERTIES                                                        14
ITEM 3.    LEGAL PROCEEDINGS...........................................      14
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS.....................................      16

                                     PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER MATTERS.............................      16
ITEM 6.    SELECTED FINANCIAL DATA.........................................  17
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................  19
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK..................................................  26
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  28
ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE...................................................  63

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS................................  63
ITEM 11.   EXECUTIVE COMPENSATION..........................................  65
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...............................................  67
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  70

                                     PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
              REPORTS ON FORM 8-K..........................................  73
           INDEX TO EXHIBITS...............................................  73

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

                                     PART I.

ITEM 1. BUSINESS

Introduction

      As used in this Annual Report, unless the context requires otherwise, references to "Alliance" or the "Company" (i) with respect to periods prior to the Merger (as defined below) refer to Alliance Laundry Holdings LLC (the "Parent," formerly known as Raytheon Commercial Laundry LLC prior to the Merger) and its predecessors and subsidiaries, (ii) with respect to periods subsequent to the Merger, refer collectively to Alliance Laundry Systems LLC and its subsidiaries and (iii) when used with regard to financial data refer to the consolidated financial results of Alliance Laundry Holdings LLC and Alliance Laundry Systems LLC. As used herein, the term "stand alone commercial laundry equipment" refers to commercial laundry equipment excluding drycleaning equipment and custom engineered, continuous process laundry systems and the term "stand alone commercial laundry industry" includes laundromats, multi-housing laundries and on-premise laundries and excludes drycleaners and continuous process laundries.

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

      Alliance is the leading designer, manufacturer and marketer of stand alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. The Company believes it has had the leading market share in the North American stand alone commercial laundry equipment industry for the last five years and has increased its market share from approximately 35% in 1995 to 37% in 2000. The Company attributes its industry leading position to: (i) the quality, reliability and functionality of its products; (ii) the breadth of its product offerings; (iii) its extensive distributor network and strategic alliances with key customers; and (iv) its investment in new product development and manufacturing capabilities. As a result of its market leadership, the Company has an installed base of equipment that it believes is the largest in the industry and that generates significant recurring sales of replacement equipment and service parts. In addition to stand alone commercial laundry equipment, the Company also offers presses and finishing equipment used in the drycleaning segment under the Ajax name (acquired March, 2000). Internationally, the Company has developed targeted opportunities, generating revenue of $35.5 million, $36.8 million and $37.7 million in 2000, 1999 and 1998, respectively. In addition, pursuant to an agreement which concluded September 17, 1999, the Company supplied consumer washing machines to Amana Company, L.P. ("Appliance Co.") for sale at retail. For 2000, 1999 and 1998 the Company generated net revenues of $265.4 million, $314.4 million and $331.7 million and EBITDA (as defined in Item 6 - Selected Financial Data) of $46.0 million, $51.0 million and $44.2 million, respectively.

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

      With an investment of over $68.0 million since 1996, the Company has substantially completed the development of many new products, the redesign of existing products and the modernization of its manufacturing facilities in Wisconsin and Florida. The Company believes its considerable investment in its product line and manufacturing capabilities has strengthened and will continue to enhance its market leadership position.

      Alliance Laundry Corporation ("ALC") is a wholly owned subsidiary of Alliance that was incorporated for the sole purpose of serving as a co-issuer of the Series B 9 5/8% Senior Subordinated Notes (the "Notes") in order to facilitate the Note offering. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

Company Strengths

      Market Leader with Significant Installed Base. The Company believes it led the North American industry in sales to all customer groups, with a 37% market share overall in 2000. As a result of its leading market position, the Company has achieved superior brand recognition and extensive distribution capabilities. The Company's market position has also allowed it to establish what it believes to be the largest installed base in its industry, which generates a significant level of recurring sales of replacement equipment and service parts and provides a platform for revenue growth.

      Industry-leading Product Offering. The Company believes its product line leads the industry in reliability, breadth of offerings, functionality and advanced features. Its development team of more than

80 engineers and technical personnel, together with its marketing and sales personnel, work with the Company's major customers to redesign and enhance the Company's products to better meet customer needs. For example, the Company's new products emphasize efficiency and new technology, facilitating ease of use as well as improving performance and reliability. In addition, the Company believes it is the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all customer groups), thereby providing customers with a single source for all their stand alone commercial laundry equipment needs.

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

      Leading National Brands. The Company markets and sells its products under the widely recognized brand names Speed Queen, UniMac, Huebsch and Ajax. A survey commissioned by the Company in 1993 of more than 1,000 commercial laundry distributors and end-users ranked Speed Queen as the leader in terms of brand awareness and as an industry leader for quality and reliability. In the same study, UniMac was ranked a leading brand in the stand alone on-premise laundry industry; Huebsch and Speed Queen ranked first and second, respectively, in customer satisfaction. In addition, in a survey of the drycleaning industry commissioned in 1996 of more than 1,000 drycleaners, Ajax ranked as the leader in terms of brand awareness.

      Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L'Esperance, the Company believes it has assembled the strongest management team in the commercial laundry equipment industry. The Company's seven executive officers have over 97 years of combined experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) ongoing refinements to its product offerings; (ii) the development of strategic alliances with key customers; (iii) the implementation of manufacturing cost reduction and quality improvement programs; and (iv) the acquisitions and successful integration of the commercial washer-extractor business of the UniMac Company ("UniMac") and the press and finishing equipment business of American Laundry Machinery Inc. ("Ajax"). In addition, management owns approximately 17% of the Company's common units on a diluted basis.

Business Strategy

      The Company's strategy is to achieve profitable growth by offering a full line of the most reliable and functional stand alone commercial laundry equipment and pressing and finishing equipment, along with comprehensive value-added services. The key elements of the Company's strategy are as follows:

      Offer Full Line of Superior Products and Services. The Company seeks to satisfy all of a customer's stand alone commercial laundry equipment and pressing and finishing equipment needs with its full line of products and services. The Company seeks to compete with other manufacturers in the commercial laundry equipment industry by introducing new products, features and value-added services tailored to meet evolving customer requirements. In 1999, for example, the Company introduced a new line of small-chassis frontload washers, offering multi-housing laundries increased water and energy efficiency. In addition, in late 2000, the Company introduced its NetMaster(TM) system of technologically advanced laundry products offering multi-housing and laundromat operators more flexibility and accountability. Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

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

Industry Overview

      The Company estimates that North American stand alone commercial laundry equipment sales were approximately $485.0 million in 2000, of which the Company's equipment revenue represented approximately $181.0 million. The Company believes that North American sales of stand alone commercial laundry equipment have grown at a compound annual rate of approximately 2.2% since 1993. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment. Management believes industry growth will be sustained by continued population expansion and by customers increasingly "trading up" to equipment with enhanced functionality, raising average selling prices.

      Manufacturers of stand alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; and (iv) supply of value-added services such as rapid spare parts delivery, equipment financing and computer aided assistance in the design of commercial laundries.

      Outside of the stand alone commercial laundry equipment market, the Company does not participate in manufacturing or selling commercial custom engineered, continuous process laundry systems. Until its March 6, 2000 acquisition of the Ajax press and finishing equipment line (see Note 4 - Acquisition of Ajax Product Line), the Company offered only shirt laundering, wetcleaning and drying equipment to the commercial drycleaning equipment market. The dry cleaning and continuous process laundry system segments are distinct from the stand alone commercial laundry equipment segment, employing different technologies and serving different customer groups.

      Customer Categories. Each of the stand alone commercial laundry equipment industry's three primary customer groups, laundromat operators, multi-housing laundry operators and on-premise laundry operators, is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and sophistication. For example, equipment purchased by multi-housing route operators is most similar to consumer machines sold at retail, while equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity and provides superior cleaning and drying capabilities.

      Laundromats. Management estimates that laundromats accounted for approximately 53% of North American stand alone commercial laundry equipment sales in 2000. These approximately 35,000 facilities typically provide walk-in, self-service washing and drying. Laundromats primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and dryers, respectively. Laundromats have historically been owned and operated by sole proprietors. Laundromat owners typically rely on distributors to provide equipment, technical and repair support and broader business services. For example, distributors may host seminars for potential laundry proprietors on laundromat investment opportunities. Independent proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner's reliance on the services of its local distributor, the Company believes that a strong distributor network in local markets can differentiate manufacturers in serving this customer group.

      In addition to distributor relationships, the Company believes laundromat owners choose among different manufacturers' products based on, among other things: (i) availability of equipment financing; (ii) reputation, reliability and ease and cost of repair; (iii) the water and energy efficiency of the products (approximately 22% to 25% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association ("CLA")); and (iv) the efficient use of physical space in the store (since 15% to 20% of annual gross revenue of laundromats is expended for rent according to the CLA).

      Multi-housing Laundries. Management believes that multi-housing laundries accounted for approximately 25% of North American stand alone commercial laundry equipment sales in 2000. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations.

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

      On-premise Laundries. Management believes that on-premise laundries accounted for approximately 22% of North American stand alone commercial laundry equipment sales in 2000. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

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

      On-premise laundries typically purchase equipment through a distributor who provides a range of selling and repair services on behalf of manufacturers. As with laundromats, the Company believes a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important in an on-premise laundry operator's selection of an equipment supplier.

      Drycleaning. Management estimates that North American drycleaning equipment sales were approximately $205.0 million in 2000. The approximately 34,000 drycleaners in North America provide full-service drycleaning and wetcleaning for households. This service includes stain removal, pressing, finishing and packaging. In addition, many commercial drycleaners provide laundry services for water-washable garments, rug cleaning services, and minor alteration and repair services.

      Drycleaners primarily purchase drycleaning machines, presses and finishing equipment, washer-extractors and small-chassis topload washers and dryers. Drycleaners primarily include independently operated neighborhood cleaners, franchises and specialty cleaners. Drycleaners typically rely on distributors and chemical supply companies to provide equipment, detergents, stain removers, technical support and broader business services. For example, distributors and chemical suppliers provide training seminars on the proper use of equipment and chemicals for cleaning, stain removal and garment finishing.

      As with laundromats and on-premise laundries, drycleaners typically purchase equipment through a distributor who can provide service parts, repair service and technical support. Drycleaners select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability; (ii) load capacity and cycle time; (iii) ease of use and (iv) solvent and energy efficiency.

Trends and Characteristics

      Growth Drivers. The Company believes that continued population expansion in North America has and will drive steady demand for garment and textile laundering by all customer groups purchasing commercial laundry equipment. The Company believes population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.0% since 1989 and is projected to grow at approximately 0.9% per year on average over the next ten years.

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

      International Growth. The Company anticipates growth in demand for commercial laundry equipment in international markets, especially in developing countries where laundry needs are far less sophisticated than in North America.

      Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry (i.e., cycle time) has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation. This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period. Examples of methods of reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin rate.

Products

      Overview. The Company offers a full line of stand alone commercial laundry washers and dryers, with service parts and value-added services supporting its products, under the Speed Queen, Huebsch and UniMac brands throughout North America and in over sixty foreign countries. Additionally, the Company offers presses and finishing equipment under the Ajax brand. The Company's products range from small washers and dryers primarily for use in laundromats and multi-housing laundry rooms to large laundry equipment with load capacities of up to 250 pounds used in on-premise laundries. The Company also benefits from domestic and international sales of service parts for its large installed base of commercial laundry equipment. Internationally, the Company also sells laundry equipment under private label brands.

      Washers. Washers represented approximately 50% of 2000 net revenues and include washer-extractors, topload washers and frontload washers.

      Washer-Extractors. The Company manufactures washer-extractors, its largest washer products, to process from 18 to 250 pounds of laundry per load. Washer-extractors extract water from laundry with spin speeds that produce over 300g's of centrifugal force, thereby reducing the time and energy costs for the drying cycle. Sold primarily under the Speed Queen, UniMac and Huebsch brands, these products represented approximately 28% of 2000 net revenues. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable to handle the enormous g-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable to avoid a high cost of failure to the user.

      In late 1998 the Company introduced its new Water Saving System line of washer-extractors for on-premise laundries. This new line of washer-extractors is designed to obtain up to 32% reduction in water consumption for some applications. The system will also provide substantial reduction in sewer costs, detergent and energy usage for some operators.

      Topload Washers. Topload washers are small-chassis washers with the capability to process up to 18 pounds of laundry per load with spin speeds that produce up to 150g's. Sold primarily to multi-housing laundries and laundromats under the Speed Queen and Huebsch brands, these products represented approximately 19% of 2000 net revenues.

      In 1997, the Company introduced its Automatic Balance System ("ABS"), which it believes provides the industry-leading out-of-balance handling. New topload washers with ABS deliver higher g-force, reducing moisture left in the laundry, thereby reducing drying time and energy usage.

      In late 2000, the Company introduced its NetMaster(TM) system of technologically advanced laundry products offering multi-housing and laundromat operators more business flexibility and accountability. Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

      Frontload Washers. In 1999, the Company introduced a new small-chassis frontload washer with the capability to process up to 18 pounds of laundry per load. Frontload washers are sold under the Speed Queen and Huebsch brands to laundromat and multi-housing customers. The frontload washer's advanced design uses 28% less water compared to commercial topload washers. Furthermore, decreased usage of hot water and superior water extraction in the high g-force spin cycle reduce energy consumption. This new frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) and can be purchased with a matching small-chassis dryer (single or stacked).

      Dryers. Dryers represented approximately 31% of 2000 net revenues and include tumbler dryers, standard dryers and stacked dryers. The Company also sells a new line of stacked combination frontload washers and dryers.

      Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers represented approximately 20% of 2000 net revenues. Tumblers are sold primarily to laundromats and on-premise laundries under all four of the Company's brands. The Company's new tumbler dryer design, introduced in October 1997, features commonality of internal components between models, reducing parts inventory and improving serviceability. These units have 33% to 50% fewer moving parts as compared to their previous design. In addition, these tumblers require 20% less drying time as compared to the previous design and provides the fastest drying time in the industry.

      Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Sold under the Speed Queen and Huebsch brands, standard dryers (including stacked dryers) represented approximately 11% of 2000 net revenues. In 1997, the Company introduced its newly designed standard dryer, which serves the multi-housing and international consumer markets. The Company believes the dryer's increased capacity, measuring
7.1 cubic feet, is among the largest in the industry. The size of the loading door opening has also been increased to improve loading accessibility. The Company believes that the increased drying capacity and enhanced operational convenience that these improvements provide are critical factors to a customer's product satisfaction.

      Stacked Dryers and Stacked Frontload Washers and Dryers. To enable its multi-housing customers to conserve valuable floor space, the Company offers a stacked unit consisting of two 18 pound standard dryers and offers a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

      Presses and Finishing Equipment. Such sales accounted for approximately 4% of 2000 net revenues. Presses and finishing equipment are sold primarily to commercial drycleaners and industrial cleaning plants under the Ajax brand. The Company offers a broad array of presses and finishing equipment such as cabinet presses for shirt finishing; pants and linen presses; collar and cuff presses; shirt sleevers; steam-air garment finishers; and utility presses and accessories.

      Service Parts. The Company benefits from the recurring sales of service parts to its large installed base. Such sales accounted for approximately 13% of 2000 net revenues. The Company offers immediate response service whereby many of its parts are available on a 24-hour turnaround for emergency repair parts orders.

      Other Value-Added Services. The Company believes its customers attach significant importance to the value-added services it provides. The Company offers services that it believes are significant drivers of high customer satisfaction, such as equipment financing (which accounted for approximately 2% of 2000 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design, sales and service training for distributors, technical support and service training material. In addition, the Company believes it offers an unmatched range of complementary customer services and support, including toll-free technical support and on-call installation and repair service through its highly trained distributors, and web sites which provide information on all Alliance products and services including downloadable product literature, installation guides and site lay-out tools. The Company believes its extensive service capabilities, in addition to the dependability and functionality of its products, will continue to differentiate its products from the competition.

Customers

      The Company's customers include more than: (i) 85 distributors to laundromats; (ii) 75 distributors to on-premise laundries; (iii) 49 distributors to drycleaners; (iv) 75 route operators serving multi-housing laundries; and (v) 75 international distributors serving more than 60 countries.

      The Company's top ten equipment customers accounted for approximately 32% of 2000 net revenues. Coinmach, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Metropolitan Laundry Machinery Co., Inc. were the Company's largest customers, the largest of which, Coinmach, accounted for 13.6% of 2000 net revenues.

Sales and Marketing

      Sales Force. The Company's sales force of 33 is structured to serve the needs of each customer group. In addition, the Company, through a marketing staff of approximately 40 professionals, provides customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

      Marketing Programs. The Company supports its sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.2 million in 2000 and included a variety of forms, from print and electronic media to direct mail. In addition, Company representatives attended over 45 trade shows in 2000 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for the Company's products.

      Equipment Financing. The Company, through its special purpose financing subsidiaries, offers an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include 2-9 year loans with an average principal amount of approximately $87,000. Management believes that the Company's off-balance sheet equipment financing program is among the industry's most comprehensive and that the program is an important component of its marketing activities. In addition, this service provides the Company with stable, recurring income.

      The financing program is structured to minimize risk of loss. The Company adheres to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs inclusive of loans sold to third parties since the inception of the program in 1992 have been less than 1% as of December 31, 2000.

Research and Development

      The Company's engineering organization is staffed with over 80 engineers and technical support staff. The Company's recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of its commercial laundry equipment. The Company's engineers and technical personnel, together with its marketing and sales personnel, collaborate with the Company's major customers to redesign and enhance its products to better meet customer needs. The cumulative research and development spending exceeded $28.5 million for the period 1997 through 2000. The Company has developed numerous proprietary innovations that the Company uses in select products. Over the past three years, the Company has rolled out its MicroMaster line of electronically controlled tumblers and washer-extractors under the Speed Queen brand as well as its CardMate(TM) Plus and NetMaster(TM) debit card cashless systems designed to replace coin operated equipment. The Company believes this array of new products allows it to continue to be an innovative leader in electronic controls equipment. The Company believes improvements made to existing products and the introduction of new products have supported the Company's market leadership position.

Competition

      Within the North American stand alone commercial laundry equipment industry, the Company competes with several large competitors. The Company believes, however, it is the only participant in the North American stand alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, the Company's principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, the principal competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, the Company competes primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. The Company does not believe that a significant new competitor has entered the North American stand alone commercial laundry equipment industry during the last ten years, however there can be no assurance that significant new competitors or existing competitors will not compete for the business of different customer groups in the future.

      Within the drycleaning industry, the Company competes primarily with other pressing and finishing equipment and shirt laundering equipment manufacturers. With respect to pressing and finishing equipment, the Company's principal competitors include Unipress Corporation, Forenta, L.P. and Cissell Manufacturing Company (a subsidiary of Laundry Systems Group N.V.). With respect to shirt laundering equipment (primarily washer-extractors) the Company's principal competitors include Wascomat and Pellerin Milnor Corporation.

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

Manufacturing

      The Company owns and operates two manufacturing facilities located in Wisconsin and Florida with an aggregate of more than 800,000 square feet. The facilities are organized to focus on specific product segments, although each facility serves multiple customer groups. The Ripon plant presently produces the Company's small-chassis topload washers, frontload washers and small chassis dryers, and began producing the Company's tumbler dryers, beginning in the spring of 2000. The Marianna plant produces the Company's large-chassis washer-extractors, and began producing the Company's presses and finishing equipment, beginning in the fall of 2000. The Company's manufacturing plants primarily engage in fabricating, machining, painting, assembly and finishing operations. The Company also operates two product distribution centers, both of which are owned. The Company believes that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

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

ITEM 2. PROPERTIES

      The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 2000:

                                                              Approximate
     Location                Function/Products                Square Feet   Owned/Leased
Production Facilities
Ripon, WI.............  Manufacture small washers and
                         dryers, and tumbler dryers              572,900     Owned
Marianna, FL.........   Manufacture washer-extractors,
                         presses and finishing equipment         259,200     Owned (1)
                                                               ---------
                        Subtotal                                 832,100

Regional Distribution Centers
Ripon, WI.............  Washers, dryers, tumbler dryers          147,500     Owned (2)
Ripon, WI.............  Service parts                             60,800     Owned
                                                               ---------
                        Subtotal                                 208,300
Other
Ripon, WI.............  Sales and administration                  65,700     Owned
                        Engineering and procurement               43,100     Owned
                                                               ---------
                        Subtotal                                 133,800
                                                               ---------
                        Total                                  1,283,000
                                                               =========

(1) The Marianna building is owned, however, the land is leased from the city of Marianna.
(2) This distribution facility was constructed in late 2000 on property owned by the Company.

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

      On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry was liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000, the Arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company and Bain LLC prevailed on its counterclaims. Ultimately, the Company was required to pay Raytheon $6.8 million, including $1.5 million in interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. Of this amount, $9.9 million plus related costs of $0.6 million was recorded in the first quarter financial statements as an adjustment of members' deficit, consistent with the original recording of the Merger, which was accounted for as a recapitalization. The price adjustments concluded during 1999 had been previously recorded in the financial statements as of and for the period ended December 31, 1999. The related net interest of $1.5 million, including amounts related to prior years, has been included in current year interest expense.

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

      Certain environmental investigatory and remedial work is underway or planned at, or relating to, the Company's Marianna, Florida and Ripon, Wisconsin manufacturing facilities. With respect to the Marianna facility, such work is being conducted by a former owner of the property and is being funded through an escrow account, the available balance of which the Company believes to be substantially greater than remaining remediation costs. With respect to the Ripon facility, such work will be conducted by the Company. The Company currently expects to incur costs of less than $100,000 through 2001 at the Ripon facility to complete remedial work, subject to the Raytheon indemnification described below. There can be no assurance, however, that additional remedial costs will not be incurred by the Company in the future with respect to the Ripon facility.

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

      The Company also received an order in 1995 from the U.S. Environmental Protection Agency ("EPA") requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated the Company's and Raytheon's ownership of the Ripon facility. The Company believes that EPA also has contacted the prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5 million. The group proposed to settle their alleged claims against the Company, and to protect the Company from further liability at the site, for approximately $100,000. The Company declined the proposal because it believes that any liability related to the site is borne by the Ripon facility's prior owner, and not the Company. The Company has met with EPA to explain its defenses to enforcement of the administrative order. The Company received a General Notice of Potential Liablility on March 21, 2001 regarding an additional 5 acre parcel at the site. The position of the Company remains that any liability related to the site is properly borne by the Ripon facility's owner prior to Raytheon. The Company also believes that, pursuant to the Merger Agreement, Raytheon has an obligation of indemnity to the Company in respect to this matter. However, in the event that the former owner or Raytheon fail to honor their respective obligations, such liabilities could be borne directly by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of the Company. There was one holder of record of the Company's common equity as of March 28, 2001.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected historical combined financial data for the two years ended December 31, 1997 and selected historical consolidated financial data for the years ended December 31, 1998, December 31, 1999 and December 31, 2000. For periods prior to the Merger, the historical combined financial information represents the results of the Company. As a result of the Merger, the Company is now a wholly-owned subsidiary of the Parent. Because the Parent is a holding company with no operating activities and provides certain guarantees, the financial information presented herein for periods subsequent to the Merger represents consolidated financial information of the Parent, rather than consolidated financial information of the Company. The selected historical combined financial data for the two years ended December 31, 1997 were derived from the audited combined financial statements of the Company. The summary historical consolidated financial data for the years ended December 31, 1998, December 31, 1999 and December 31, 2000 were derived from audited consolidated financial statements of the Company, which are included elsewhere herein, together with the report of PricewaterhouseCoopers LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the notes related thereto of the Company included elsewhere in this Annual Report.

      Certain amounts for the years ended December 31, 1996 through 1999 have been restated, reflecting certain income statement reclassifications adopted by the Company in the current year.

                                                                                             Years Ended December 31,
                                                                        ------------------------------------------------------------
                                                                          2000         1999         1998        1997         1996
                                                                        ---------    ---------    ---------   ---------    ---------
Statements of Income:
Net Revenues ........................................................   $ 265,441    $ 314,374    $ 331,714   $ 349,651    $ 319,987
Operating income ....................................................      31,012       38,296       28,846      42,950       34,078
Other income (expense), net .........................................         354       (1,706)         306        (243)         685
Interest expense ....................................................      35,947       31,509       21,426          --           --
Income (loss) before taxes ..........................................      (4,581)       5,081        7,726      42,707       34,763
Net income (loss) (1) ...............................................      (4,601)       5,052        5,335      26,276       21,355

Other Operating Data:
EBITDA (2) ..........................................................      46,003       50,997       44,241      57,152       45,908
EBITDA before nonrecurring and plant relocation costs (3) ...........      51,456       55,775       51,025      57,152       49,612
Depreciation and amortization .......................................      17,155       16,969       16,671      14,445       11,145
Non-cash interest expense included in amortization above ............       2,518        2,562        1,582          --           --
Nonrecurring costs (4) ..............................................         402        3,707        6,784          --        3,704
Plant relocation costs included in administrative expense (5) .......       5,051        1,071           --          --           --
Capital expenditures ................................................       7,445       10,947        7,861      19,990       22,030
Total assets ........................................................     212,757      219,866      214,204     205,086      209,795
Total debt ..........................................................     336,605      322,048      320,124          --        1,000

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

(3) "EBITDA before nonrecurring and plant relocation costs," as presented, represents income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), plant restructuring costs, other nonrecurring costs, plant relocation costs included in administrative expenses, cash interest expense and non-cash interest expense on the seller subordinated note. EBITDA before nonrecurring and plant relocation costs is included because management believes that such information provides an additional basis for evaluating the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA before nonrecurring and plant relocation costs should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of the Company's operating results and cash flows as a measure of the Company's liquidity. Because EBITDA nonrecurring and plant relocation costs is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(4) Nonrecurring costs in 2000 relate to additional medical benefits provided as a part of a plant closure. In 1999 such costs relate to a $2.3 million restructuring charge and $1.5 million associated with payments under retention agreements with certain key employees. In 1998 such costs relate to a $4.5 million restructuring charge and $2.3 million associated with payments under retention agreements with certain key employees. 1996 is associated primarily with reductions in work force.

(5) Plant relocation costs in 2000 relate primarily to one-time expenses related to the relocation of Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively. Plant relocations costs in 1999 relate primarily to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin and duplication of the Searcy, Arkansas standard dryer and small capacity front load washer production lines in Ripon, Wisconsin.

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

      The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. The Company's commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons and (iv) drycleaners. In addition, pursuant to a supply agreement with Appliance Co., the Company supplied consumer washing machines to the consumer appliance business of Appliance Co. for sale at retail. This supply agreement was completed and concluded on September 17, 1999.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical net revenues for the periods indicated:

                                                  Year Ended December 31,
                                          --------------------------------------
                                           2000            1999           1998
                                          ------         --------       --------
                                                  (Dollars in millions)
Net revenues
 Commercial laundry ................      $230.4         $  227.0       $  220.8
 Appliance Co. consumer laundry ....          --             54.7           77.2
 Service parts .....................        35.0             32.7           33.7
                                          ------         --------       --------
                                          $265.4         $  314.4       $  331.7
                                          ======         ========       ========

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

                                                          Year Ended December 31,
                                                    ---------------------------------
                                                     2000          1999          1998
                                                    -----         -----         -----
Net revenues ..............................         100.0%        100.0%        100.0%
Cost of sales .............................          74.4%         76.2%         79.1%
Gross profit ..............................          25.6%         23.8%         20.9%
Selling, general and administrative expense          13.7%         10.5%         10.2%
Plant restructuring costs .................           0.2%          0.7%           --
Other nonrecurring costs ..................            --           0.5%          2.0%
Operating income ..........................          11.7%         12.2%          8.7%
 Net income ................................          1.7%          1.6%          1.6%

      Certain percentages for the years ended December 31, 1998 and 1999 have been restated, reflecting income statement reclassifications adopted by the Company in the current year.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Revenues. Net revenues for the year ended December 31, 2000 decreased $49.0 million, or 15.6%, to $265.4 million from $314.4 million for the year ended December 31, 1999. This decrease, attributable to lower consumer laundry equipment sales of $54.7 million, was partly offset by increases in commercial laundry revenue, $3.4 million, and service part revenue, $2.3 million. The decrease in consumer laundry revenue was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $8.1 million, which was partly offset by lower international revenue of $1.4 million and lower earnings from the Company's off-balance sheet equipment financing program of $3.2 million. The increase in North American equipment revenue was primarily due to higher revenue for regional laundromats and multi-housing laundries in the first half of 2000, and due to the additional revenue resulting from the March 6, 2000 acquisition of the Ajax press and finishing equipment division. Finance program revenue was lower as a result of a $3.1 million loss recognized in connection with a securitization transaction completed during the fourth quarter of 2000 (see Note 6 to the Financial Statements). Revenue from international customers was lower as the Company's products (priced in U.S. dollars) have become less competitive due to unfavorable exchange rate movements.

      Gross Profit. Gross profit for the year ended December 31, 2000 decreased $7.0 million, or 9.4%, to $67.9 million from $74.9 million for the year ended December 31, 1999. This decrease was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999 and lower earnings from the Company's off-balance sheet equipment financing program. Gross profit as a percentage of net revenues increased to 25.6% for the year ended December 31, 2000 from 23.8% for the year ended December 31, 1999. The increase in gross profit as a percentage of net revenues is primarily attributable to the decrease in revenue from consumer laundry equipment, which was at margins substantially below that of the remaining business, offset in part by higher unabsorbed overhead costs caused by lower production volumes and transfers of production between facilities.

      Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2000 increased $3.6 million, or 10.9%, to $36.5 million from $32.9 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses was primarily due to an increase of $4.0 million in one-time expenses related to the relocation of

Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively, as well as incremental selling, general and administrative expenses associated with the Ajax product line, and partly offset by lower sales promotion, legal and pension expenses in 2000. Selling, general and administrative expenses as a percentage of net revenues increased to 13.7% for the year ended December 31, 2000 from 10.5% for the year ended December 31, 1999, with the increase driven primarily by the lower revenue from Appliance Co., which incurred very little in selling, general and administrative expenses and also driven by the higher one-time expenses related to the product line relocations.

      Plant Restructuring Costs. Plant restructuring costs for the year ended December 31, 2000 decreased $1.9 million, or 82.2%, to $0.4 million from $2.3 million for the year ended December 31, 1999. These costs are all related to the closure of the Company's Madisonville, Kentucky manufacturing facility. See Note 5 - Nonrecurring Items in notes to Financial Statements.

      Other Nonrecurring Costs. Other nonrecurring costs for the year ended December 31, 1999 were $1.5 million, with no other nonrecurring costs incurred for the year ended December 31, 2000. The 1999 other nonrecurring costs were comprised entirely of employee retention costs. See Note 5 - Nonrecurring Items in notes to Financial Statements.

      Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2000 decreased $7.3 million, or 19.0%, to $31.0 million from $38.3 million for the year ended December 31, 1999. Operating income as a percentage of net revenues decreased to 11.7% for the year ended December 31, 2000 from 12.2% for the year ended December 31, 1999.

      Interest Expense. Interest expense for the year ended December 31, 2000 increased $4.4 million, or 14.1%, to $35.9 million from $31.5 million for the year ended December 31, 1999. The increase is primarily attributable to higher interest rates, the $1.5 million of net interest expense associated with the Raytheon arbitration award, and borrowings from the revolving line of credit used in connection with the Raytheon arbitration award (see Note 14 - Commitments and Contingencies in the Financial Statements) and the acquisition of the Ajax product line (see Note 4 - Acquisition of Ajax Product Line in the Financial Statements).

      Other Income (Expense), Net. Other income for the year ended December 31, 2000 was $0.4 million as compared to other expense of $1.7 million for the year ended December 31, 1999. The 2000 other income is comprised entirely of gains on the sale of fixed assets. The 1999 other expense is comprised of a $1.5 million legal settlement resulting from the Appliance Co. settlement agreement (see Note 14 - Commitments and Contingencies in the Financial Statements) and $0.2 million related to losses on the sale of fixed assets.

      Net Income (Loss). As a result of the aforementioned, net income for the year ended December 31, 2000 decreased $9.7 million to a net loss of $4.6 million as compared to net income of $5.1 million for the year ended December 31, 1999. Net income as a percentage of net revenues decreased to (1.7%) for the year ended December 31, 2000 from 1.6% for the year ended December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net Revenues. Net revenues for the year ended December 31, 1999 decreased $17.3 million, or 5.2%, to $314.4 million from $331.7 million for the year ended December 31, 1998. This decrease was attributable to lower consumer laundry equipment revenue of $22.5 million and service part revenue of $1.0 million partly offset by increases in commercial laundry revenue of $6.2 million. The decrease in consumer laundry revenue is due to the completion and conclusion of the two year supply agreement with Appliance Co. as of September 17, 1999. The increase in commercial laundry revenue was primarily due to higher revenue from multi-housing laundries, $5.2 million, and laundromats, $5.4 million, which were partly offset by a decrease in revenue from on-premise laundries, $3.3 million, and lower revenue from international customers, $0.9 million. The multi-housing revenue increase was driven by the growth of several key customers. The laundromat revenue increase was driven by the expansion of several regional coin laundry customers. Revenue from on-premise laundries declined primarily as a result of lower government funding for long-term health care facilities. Revenue from international customers was lower due to the Company's closure of its Latin American coin laundromat operations.

      Gross Profit. Gross profit for the year ended December 31, 1999 increased $5.5 million, or 7.9%, to $74.9 million from $69.4 million for the year ended December 31, 1998. This increase was attributable to manufacturing efficiencies which were partially offset by higher field service expenses of $1.7 million related to a recent new product introduction. Gross profit as a percentage of net revenues increased to 23.8% for the year ended December 31, 1999 from 20.9% for the year ended December 31, 1998. The increase in gross profit as a percentage of net revenues is primarily attributable to the manufacturing efficiencies noted above and the decrease in revenue from consumer laundry equipment, which was at margins substantially below that of the remaining business.

      Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 1999 decreased $0.9 million, or 2.6%, to $32.9 million from $33.8 million for the year ended December 31, 1998. The decrease in selling, general and administrative expenses was primarily due to lower loss recognition related to reduced sales of trade receivables through the Company's off-balance sheet special purpose entity of $1.5 million, and lower selling, general and administrative expenses resulting from the closure of the Company's Latin American coin laundromat operations of $1.3 million, which were partially offset by costs of being a stand-alone business entity (resulting from the May 5, 1998 Merger). Selling, general and administrative expenses as a percentage of net revenues increased to 10.5% for the year ended December 31, 1999 from 10.2% for the year ended December 31, 1998.

      Plant Restructuring Costs. Plant restructuring costs for the year ended December 31, 1999 were $2.3 million, with no plant restructuring costs incurred for the year ended December 31, 1998. These costs relate to a $2.3 million charge ($1.9 million was non-cash) associated with recognition of closure costs for the Company's Madisonville, Kentucky manufacturing facility. See Note 5 - Nonrecurring Items in notes to Financial Statements.

      Other Nonrecurring Costs. Other nonrecurring costs for the year ended December 31, 1999 decreased $5.3 million to $1.5 million from $6.8 million for the year ended December 31, 1998. The 1998 other nonrecurring costs were comprised of employee retention costs of $2.3 million and a restructuring charge of $4.5 million ($3.6 million was non-cash) associated with the closing of the Company's Argentina coin laundromat operations. The 1999 other nonrecurring costs were comprised entirely of employee retention costs. See Note 5 - Nonrecurring Items in notes to Financial Statements.

      Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 1999 increased $9.5 million, or 32.8%, to $38.3 million from $28.8 million for the year ended December 31, 1998. Operating income as a percentage of net revenues increased to 12.2% for the year ended December 31, 1999 from 8.7% for the year ended December 31, 1998.

      Interest Expense. Interest expense for the year ended December 31, 1999 increased $10.1 million, or 47.1%, to $31.5 million from $21.4 million for the year ended December 31, 1998. The increase is attributable to incurring a full year of interest expense in 1999 on debt issued in connection with the Merger, whereas 1998 includes only interest expense from the Merger date (May 5, 1998) through December 31, 1998.

      Other Income (Expense), Net. Other expense for the year ended December 31, 1999 was $1.7 million as compared to other income of $0.3 million for the year ended December 31, 1998. The 1999 other expense is comprised of a $1.5 million legal settlement resulting from the Appliance Co. settlement agreement (see Note 14 - Commitments and Contingencies in notes to Financial Statements) and $0.2 million related to losses on the sale of fixed assets. The 1998 other income is comprised entirely of gains on the sale of fixed assets.

      Net Income (Loss). As a result of the aforementioned, net income for the year ended December 31, 1999 decreased $0.3 million, or 5.3%, to $5.1 million from $5.3 million for the year ended December 31, 1998. Net income as a percentage of net revenues remained unchanged at 1.6% for the years ended December 31, 1999 and December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Post-Merger

      Following the Merger, the Company's principal sources of liquidity are cash flows generated from operations and borrowings under the Company's $75.0 million revolving credit facility (the "Revolving Credit Facility"). The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2001 will not exceed $10.0 million including all remaining capital expenditures associated with moving the Ajax press and finishing equipment production from Cincinnati to the Marianna, Florida production facility. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. The Company has incurred substantial indebtedness in connection with the Merger. As of December 31, 2000, the Company has $336.6 million of indebtedness outstanding.

      At December 31, 2000 the Company had outstanding debt of $199.5 million under the Company's term loan facility (the "Term Loan Facility"), $110.0 million of senior subordinated notes, $14.3 million of junior subordinated notes, $0.8 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $12.0 million of borrowings under the Company's Revolving Credit Facility. At December 31, 2000 the Company had $54.2 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Company's $275 million credit agreement, dated May 5, 1998 (the "Senior Credit Facility"). After considering such limitations, the Company could have borrowed $21.7 million at December 31, 2000 in additional indebtedness under the Revolving Credit Facility.

      The $199.5 million Term Loan Facility amortizes yearly and is repayable in the following aggregate annual amounts:
                                               Amount Due
                                               ----------
                   Year                       (Dollars in
                   ----                        millions)
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

Historical

      Cash generated from operations for the twelve months ended December 31, 2000 of $15.3 million was principally derived from the Company's earnings before depreciation and amortization. The working capital investment in accounts receivable at December 31, 2000 of $10.6 million decreased $23.0 million as compared to the balance of $33.6 million at December 31, 1999, which was primarily attributable to selling a higher percentage of accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"). The working capital investment in accounts payable at December 31, 2000 of $8.8 million decreased $3.6 million as compared to the balance of $12.4 million at December 31, 1999. The accounts payable balance at December 31, 1999 resulted from lower purchases and production in December 2000 as compared to December 1999.

      Cash generated from operations for the twelve months ended December 31, 1999 of $11.7 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital. The working capital investment in accounts receivable at December 31, 1999 of $33.6 million increased $12.2 million as compared to the balance of $21.4 million at December 31, 1998, which was primarily attributable to selling fewer accounts receivable through ALRW. The working capital investment in accounts payable at December 31, 1999 of $12.4 million increased $3.8 million as compared to the balance of $8.6 million at December 31, 1998. The accounts payable balance at December 31, 1998 resulted from lower purchases and production in December 1998 as compared to December 1999.

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

Capital Expenditures

      The Company's capital expenditures for the twelve months ended December 31, 2000 and December 31, 1999 were $7.4 million and $10.9 million, respectively. Capital spending in 2000 was principally related to transitioning tumbler production from the Madisonville manufacturing facility to the Ripon manufacturing facility and construction of the Ripon, Wisconsin distribution center, while spending in 1999 was principally related to transitioning dryer production from Appliance Co. to the Ripon manufacturing facility and reducing manufacturing costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate. This statement will be effective for the Company's first quarter of 2001. Given the Company's current derivative and hedging activities, the effect of the adoption will not have a material effect on the Company's results of operations or financial position.

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

      Revenue from international customers represented approximately 13% of 2000 net revenues. At December 31, 2000, there were no material non-United States dollar denominated financial instruments outstanding which exposed the Company to foreign exchange risk.

      As noted above, the Company is exposed to market risk associated with adverse movements in interest rates. Specifically, the Company is primarily exposed to changes in the fair value of its $110 million senior subordinated notes, and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the Senior Credit Facility and its retained interests related to trade accounts receivable and equipment loans sold to the Company's special purpose finance subsidiaries. Borrowings outstanding under the Senior Credit Facility totaled $199.5 million at December 31, 2000.

      The fair value of the Company's senior subordinated notes was approximately $82.5 million based upon prevailing prices in recent market transactions as of December 31, 2000. The Company estimates that this fair value would increase/decrease by approximately $5.7 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the senior subordinated notes as of December 31, 2000.

      An assumed 10% increase/decrease in the variable interest rate of 9.2% in effect at December 31, 2000 related to the term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $1.9 million.

      Effective March 10, 1999, the Company entered into a $67 million interest rate swap agreement with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which has a term of three years, the Company pays a fixed rate of 4.962% and receives quarterly interest payments based upon LIBOR. The differential between the fixed and floating interest rates under the swap is accrued and is recorded as an adjustment of interest expense. The effect of this agreement on the Company's interest expense during 2000 was a reduction of $1.0 million. The fair value of this interest rate swap agreement which represents the amount that the Company would receive to settle the instrument is $0.7 million at December 31, 2000.

      An assumed 10% increase/decrease in interest rates under the Asset Backed Facility at December 31, 2000 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans sold by the Company, a 10% increase/decrease in interest rates would decrease/increase the fair value of the Company's retained interests at December 31, 2000 of $21.4 million by less than $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2000 Financial Statements:

                                                                                          Page
                                                                                          ----
Report of Independent Accountants ......................................................   29
Consolidated Balance Sheets at December 31, 2000 and 1999 ..............................   30
Consolidated Statements of Income (Loss) for the three years ended December 31, 2000 ...   31
Consolidated Statements of Members' Deficit and Comprehensive
    Income (Loss) for three years ended December 31, 2000 ..............................   32
Consolidated Statements of Cash Flows for the three years ended December 31, 2000 ......   33
Notes to Financial Statements ..........................................................   34

Financial Statement Schedules:
    For the three years ended December 31, 2000

    II - Valuation and Qualifying Accounts .............................................   62

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Managers and Members
  of Alliance Laundry Holdings LLC

      In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
March 13, 2001

                         ALLIANCE LAUNDRY HOLDINGS LLC
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          December 31,
                                                                    ----------------------
                                                                      2000          1999
                                                                    ---------    ---------
                                        Assets
Current assets:
 Cash ...........................................................   $   5,091    $   3,028
 Cash-restricted ................................................         494          956
 Accounts receivable (net of allowance for doubtful accounts of
  $719 and $463 at December 31, 2000 and 1999, respectively) ....      10,575       33,578
 Inventories, net ...............................................      37,462       31,282
 Prepaid expenses and other .....................................       8,825        6,160
                                                                    ---------    ---------
  Total current assets ..........................................      62,447       75,004

Notes receivable ................................................      24,265       18,314
Property, plant and equipment, net ..............................      53,857       57,615
Goodwill (net of accumulated amortization of $9,720 and $7,746 at
 December 31, 2000 and 1999, respectively) ......................      57,327       48,319
Debt issuance costs, net ........................................      10,583       13,064
Other assets ....................................................       4,278        7,550
                                                                    ---------    ---------
  Total assets ..................................................   $ 212,757    $ 219,866
                                                                    =========    =========

                         Liabilities and Members' Deficit
Current liabilities:
 Current portion of long-term debt ..............................   $   1,036    $     500
 Accounts payable ...............................................       8,755       12,362
 Finance program obligation .....................................       3,121        3,551
 Revolving credit facility ......................................      12,000           --
 Other current liabilities ......................................      18,466       21,805
                                                                    ---------    ---------
  Total current liabilities .....................................      43,378       38,218

Long-term debt:
 Senior credit facility .........................................     198,500      199,500
 Senior subordinated notes ......................................     110,000      110,000
 Junior subordinated note .......................................      14,343       12,048
 Other long-term debt ...........................................         726           --

Other long-term liabilities .....................................       1,671        1,866
                                                                    ---------    ---------
  Total liabilities .............................................     368,618      361,632

Mandatorily redeemable preferred equity .........................       6,000        6,000
Members' deficit ................................................    (161,861)    (147,766)
                                                                    ---------    ---------
  Total liabilities and members' deficit ........................   $ 212,757    $ 219,866
                                                                    =========    =========

    The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (in thousands)

                                                    Years Ended December 31,
                                             -----------------------------------
                                               2000         1999         1998
                                             ---------    ---------    ---------
Net Revenues:
 Commercial laundry .......................  $ 230,448    $ 226,976    $ 220,831
 Appliance Co. consumer laundry ...........         --       54,682       77,184
 Service parts ............................     34,993       32,716       33,699
                                             ---------    ---------    ---------
                                               265,441      314,374      331,714
Cost of sales .............................    197,558      239,482      262,319
                                             ---------    ---------    ---------
Gross profit ..............................     67,883       74,892       69,395
                                             ---------    ---------    ---------

Selling, general and administrative expense     36,469       32,889       33,765
Plant restructuring costs .................        402        2,255           --
Other nonrecurring costs ..................         --        1,452        6,784
                                             ---------    ---------    ---------
Total operating expenses ..................     36,871       36,596       40,549
                                             ---------    ---------    ---------
 Operating income .........................     31,012       38,296       28,846
Interest expense ..........................     35,947       31,509       21,426
Other income (expense), net ...............        354       (1,706)         306
                                             ---------    ---------    ---------
 Income (loss) before taxes ...............     (4,581)       5,081        7,726
Provision for income taxes ................         20           29        2,391
                                             ---------    ---------    ---------
 Net income (loss) ........................  $  (4,601)   $   5,052    $   5,335
                                             =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
                  CONSOLIDATED STATEMENTS OF MEMBERS' DEFICIT
                        AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------------
                                                                                          2000             1999              1998
                                                                                        ---------        ---------        ---------

Members' deficit, beginning of year .............................................       $(147,766)       $(151,312)       $ 148,573
Net income (loss) ...............................................................          (4,601)           5,052            5,335

Accumulated other comprehensive income (loss):
 Net unrealized holding gain on residual interest, beginning of year ............            (127)           2,800               --
 Unrealized gain (loss) .........................................................             699           (2,927)           2,800
                                                                                        ---------        ---------        ---------
 Net unrealized holding gain (loss) on residual interest, end of year ...........             572             (127)           2,800

Net cash and noncash transfers to Raytheon ......................................              --               --          (17,450)
Issuance of common units ........................................................              --               --           48,882
Distribution from/(to) Raytheon and related transaction costs ...................         (10,507)           1,421         (339,452)
Repayment of loans to management ................................................             314               --               --
                                                                                        ---------        ---------        ---------
Members' deficit, end of year ...................................................       $(161,861)       $(147,766)       $(151,312)
                                                                                        =========        =========        =========

Comprehensive income (loss):
 Net income (loss) ..............................................................       $  (4,601)       $   5,052        $   5,335
 Other comprehensive income (loss):
  Net unrealized holding gain (loss) on residual interest .......................             699           (2,927)           2,800
                                                                                        ---------        ---------        ---------
 Comprehensive income (loss) ....................................................       $  (3,902)       $   2,125        $   8,135
                                                                                        =========        =========        =========

    The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Years Ended December 31,
                                                                                    -----------------------------------------------
                                                                                      2000               1999                1998
                                                                                    ---------          ---------          ---------
Cash flows from operating activities:
 Net income (loss) ........................................................         $  (4,601)         $   5,052          $   5,335
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ..........................................            17,155             16,969             16,671
   Restructuring charges ..................................................               402              2,255              4,466
   Non-cash junior subordinated note interest .............................             2,295              1,924              1,124
   (Gain) loss on sale of property, plant and equipment ...................              (354)               215               (306)
   Deferred income taxes ..................................................                --                 --                180
   Changes in assets and liabilities, excluding effects of
    acquisition opening balance sheet:
    Accounts and notes receivable .........................................            12,734            (16,435)             2,615
    Inventories ...........................................................            (2,992)              (839)             3,271
    Other assets ..........................................................               263              1,107            (10,049)
    Accounts payable ......................................................            (4,418)             3,745             (7,298)
    Finance program obligation ............................................              (192)              (475)           (10,254)
    Other liabilities .....................................................            (5,002)            (1,856)             1,032
                                                                                    ---------          ---------          ---------
   Net cash provided by operating activities ..............................            15,290             11,662              6,787
                                                                                    ---------          ---------          ---------

Cash flows from investing activities:
 Additions to property, plant and equipment ...............................            (7,445)           (10,947)            (7,861)
 Acquisition of business ..................................................           (13,399)                --                 --
 Proceeds on disposal of property, plant and equipment ....................             1,287                739              2,350
                                                                                    ---------          ---------          ---------
   Net cash used in investing activities ..................................           (19,557)           (10,208)            (5,511)
                                                                                    ---------          ---------          ---------

Cash flows from financing activities:
 Transfers to Raytheon ....................................................                --                 --            (15,553)
 Proceeds from senior term loan ...........................................                --                 --            200,000
 Proceeds from senior subordinated notes ..................................                --                 --            110,000
 Proceeds from junior subordinated note ...................................                --                 --              9,000
 Issuance of mandatorily redeemable preferred equity ......................                --                 --              6,000
 Issuance of common units .................................................                --                 --             48,882
 Proceeds from long-term debt .............................................               750                 --
 Payments of long-term debt ...............................................              (500)                --                 --
 Net increase from revolving line of credit borrowings ....................            12,000                 --                 --
 Debt financing costs .....................................................                --               (686)           (16,522)
 Distribution to Raytheon and related transaction costs ...................            (5,920)            (2,579)          (339,452)
                                                                                    ---------          ---------          ---------
   Net cash provided by (used in) financing activities ....................             6,330             (3,265)             2,355
                                                                                    ---------          ---------          ---------

Increase (decrease) in cash ...............................................             2,063             (1,811)             3,631
Cash at beginning of year .................................................             3,028              4,839              1,208
                                                                                    ---------          ---------          ---------
Cash at end of year .......................................................         $   5,091          $   3,028          $   4,839
                                                                                    =========          =========          =========
Supplemental disclosure of cash flow information:
 Cash paid for interest ...................................................         $  31,283          $  27,670          $  15,579
 Non-cash transaction:
  Recapitalization price adjustment receivable ............................                --              4,000                 --

    The accompanying notes are an integral part of the financial statements.

                          ALLIANCE LAUNDRY HOLDINGS LLC

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998
            (Dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation:

Description of Business

      Alliance Laundry Holdings LLC (the "Company") designs, manufactures and services a full line of commercial laundry equipment for sale in the U.S. and for export to numerous international markets. The Company also manufactures consumer washing machines for sale to international customers. The Company produces all of its products in the U.S. at two manufacturing plants located in Ripon, Wisconsin and Marianna, Florida.

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

Sale to Appliance Co.

      Historically, the Company reported as one of five operating units comprising Raytheon's appliances division. On September 10, 1997, Raytheon sold three of the five operating units of its appliances division to Amana Company, L.P. ("Appliance Co." or the "Appliance Co. Transaction"). As a result of this sale, Raytheon divested its consumer appliance (including consumer laundry), heating and air conditioning, and commercial cooking operating units, while retaining its commercial laundry and control systems operating units. In connection with the sale, Raytheon also sold to Appliance Co. a laundry manufacturing plant in Searcy, Arkansas ("Searcy"). This plant had been acquired by Raytheon as part of the Speed Queen acquisition. Searcy's operations were predominantly related to the production of consumer laundry equipment (approximately 80% consumer and 20% commercial).

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

Basis of Presentation

      The financial statements as of and for the years ended December 31, 2000 and 1999 present the financial position and results of operations of the Company following the May 1998 recapitalization (the "Recapitalization") and merger discussed in Note 3. The merger has been accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities is unchanged. The financial statements as of and for the years ended December 31, 2000 and 1999 represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

      For the period prior to the Recapitalization, the financial statements present the Company's results of operations and financial position as it operated as a unit of Raytheon, including certain adjustments necessary for a fair presentation of the business. The financial statements presented for the pre-Recapitalization period may not be indicative of the results that would have been achieved had the Company operated as an unaffiliated entity. All material intercompany transactions have been eliminated in the preparation of these financial statements.

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

Cash, Cash Equivalents and Cash Management

      The Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash at December 31, 2000 and 1999 represent unremitted collections on notes receivable sold prior to May 5, 1998.

Revenue Recognition

      Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by the Company. In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 was effective for the Company in the fourth quarter of 2000 and did not have a material effect on the Company's financial statements.

      The Company sold consumer laundry products manufactured at its Ripon, Wisconsin plant to Appliance Co. and its predecessor Amana until the termination of the supply agreement on September 17, 1999. Sales of consumer laundry products were made to Appliance Co. at amounts approximating 1997 standard costs in accordance with the Appliance Co. Purchase Agreement.

Shipping and Handling Fees and Costs

      During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling fees and costs which the Company had previously recorded on a net basis as a component of selling, general and administrative expenses are reflected in net revenues and cost of goods sold as appropriate. Prior year amounts have been reclassified in the accompanying statements of income (loss) to conform with the requirements of EITF 00-10.

Sales Incentive Costs

      During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives." In accordance with the provisions of EITF 00-14, certain sales incentive costs which the Company had previously recorded as a component of selling, general and administrative expenses are reflected in net revenues. Prior year amounts have been reclassified in the accompanying statements of income (loss) to conform with the requirements of EITF 00-14.

Financing Program Revenue

      As discussed below, the Company sells notes receivable and accounts receivable through its special-purpose bankruptcy remote entities. The Company, as servicing agent, retains collection and administrative responsibilities for the notes and accounts receivable. The Company earns a servicing fee, based on the average outstanding balance. In addition, the Company records gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Company also recognizes interest income on notes receivable and other beneficial interests retained in the period the interest is earned. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue. Losses on the sale of accounts receivable are recognized in the period in which such sales occur and are included in selling, general and administrative expense.

Sales of Accounts Receivable and Notes Receivable (See Notes 6 and 7)

      According to SFAS No. 125, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells a significant portion of accounts receivable and notes receivable to third parties through special-purpose bankruptcy remote entities designed to meet the SFAS No. 125 requirements for sale treatment. Accordingly, the Company removed these receivables from its balance sheet at the time of transfer. Prior to the Recapitalization, the special-purpose bankruptcy remote entities included Raytheon Commercial Appliances Receivables Corporation ("RAYCAR") through which the Company sold eligible trade accounts receivable and Raytheon Commercial Appliances Financing Corporation ("RAYCAF") through which the Company sold eligible notes receivable. In connection with the Recapitalization, the Company established Alliance Laundry Receivables Warehouse LLC ("ALRW"), a special-purpose bankruptcy remote entity, to which all eligible trade accounts receivable and eligible notes receivable are sold after May 4, 1998.

      In a subordinated capacity, the Company retains rights to the residual portion of interest earned on the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. Unrealized gains and losses resulting from changes in the estimated fair value of the Company's retained interests are recorded as other comprehensive income (loss) in accordance with SFAS No. 125. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using management's best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved.

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

      The straight-line method of depreciation was adopted for all property placed into service on or after January 1, 1999. For property placed into service prior to January 1, 1999, depreciation is computed using a combination of accelerated and straight-line methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the useful lives of these assets. The effect of the change increased net income by approximately $0.2 million in 1999.

      Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

      Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in purchase transactions. Goodwill related to a 1994 acquisition is amortized using the straight line method over approximately 40 years. Goodwill related to the Ajax acquisition (See Note 4) is amortized using the straight-line method over 20 years. Accumulated amortization was $9.7 million and $7.8 million at December 31, 2000 and 1999, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill and other intangibles based on expectations of non-discounted cash flows and operating income. Based on its most recent analysis, the Company believes that no impairment of recorded intangibles exists at the balance sheet date.

Debt Issuance Costs

      In conjunction with the Recapitalization, the Company recorded $17.2 million of debt issuance costs. These costs are being amortized on a straight-line basis over periods ranging from 5 to 10 years. Accumulated amortization was $6.7 million and $4.1 million at December 31, 2000 and 1999, respectively.

Warranty Liabilities

      The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. Warranty costs were $3.4 million, $5.3 million and $3.6 million in 2000, 1999 and 1998, respectively.

Research and Development Expenses

      Research and development expenditures are expensed as incurred. Research and development costs were $5.8 million, $6.8 million and $8.4 million in 2000, 1999 and 1998, respectively.

Advertising Expenses

      The Company expenses advertising costs as incurred. The Company incurred advertising expenses of $3.2 million, $3.2 million and $3.1 million in 2000, 1999 and 1998, respectively.

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

Class B and C Units

      As discussed in Note 3, the Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction. These units were issued for nominal consideration based upon the subordinated nature of such interests. The Class B and C

Units are considered to represent performance-based compensatory awards for accounting purposes. Compensation expense will be measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it becomes probable that certain target multiples, as defined, will be achieved. No compensation expense related to these units was recognized in 2000, 1999 or 1998.

Parent Company Investment

      Prior to the Recapitalization, the Company received short-term funding from its parent, Raytheon to meet its periodic cash flow needs. No dividends were paid in 1998. Interest expense associated with Raytheon's general corporate debt has not been allocated to the Company. Prior to the Recapitalization, the Company participated in numerous benefit plans of Raytheon (see Note 15). Certain services were provided to the Company by Raytheon, primarily related to treasury, taxes, legal and risk management. The estimated costs of such services have been included in these financial statements. Management believes these allocations are reasonable. Raytheon provided certain supplemental services to the Company related primarily to general tax and legal, audit and human resources which are not material and have been excluded from these financial statements.

      All transfers to and from Raytheon have been reported in the parent company investment account.

Fair Value of Financial Instruments

      The carrying amounts reported in the statement of assets, liabilities and members' deficit for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the senior credit facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of the Company's senior subordinated notes at December 31, 2000 is estimated based upon prices prevailing in recent market transactions.

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

Certain Concentrations

      As discussed in Note 1, the Company had mutual supply agreements with Appliance Co. that terminated in 1999. Consumer topload washers sold to Appliance Co. comprised a substantial percentage of the unit volume of the Ripon facility and represented approximately 17%, and 23% of net revenues in 1999 and 1998, respectively. Upon the termination of the Appliance Co. Purchase

Agreement at September 17, 1999, the Company experienced a significant decline in unit volume. This volume decline resulted in an increase in the Company's average cost per unit, due to, among other factors, unabsorbed manufacturing overhead and reduced procurement and manufacturing efficiencies.

Future Accounting Changes

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate. This statement will be effective for the Company's first quarter of 2001. Given the Company's current derivative and hedging activities, the effect of adoption will not have a material effect on the Company's results of operations or financial position.

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

Reclassifications

      Certain amounts in prior year financial statements, as discussed above, have been reclassified to conform to the current year presentation.

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

Note 4 - Acquisition of Ajax Product Line

      On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s press and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the drycleaning and industrial laundry markets. The cash consideration was approximately $13.1 million. The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded acquisition costs of $0.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair value. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $11.0 million and is being amortized on a straight-line basis over 20 years. The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility. As part of the Ajax acquisition, the Cincinnati facility was closed, and production was transferred to the Company's Marianna, Florida manufacturing facility. As such, a $1.4 million reserve was established in the acquisition opening balance sheet primarily for employee termination and severance benefit charges.

      The Ajax acquisition has been accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income include only revenue and expenses of Ajax for the period from March 6, 2000. On a pro-forma basis, this acquisition was not material to the results of operations for the periods presented and, accordingly, such information is not presented.

Note 5 - Nonrecurring Items:

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

                                                                                                                       Balance at
                                                               1999                                 Utilized          December 31,
                                                              Charge              Cash              Non-cash              1999
                                                             -------            -------             --------          ------------
Write-down of fixed assets ...........................       $   485            $    --             $  (485)            $    --
Employee termination and severance benefits ..........         1,739                (20)             (1,640)                 79
Other ................................................            31                 --                  --                  31
                                                             -------            -------             -------             -------
  Total ..............................................       $ 2,255            $   (20)            $(2,125)            $   110
                                                             =======            =======             =======             =======

                                                            Balance at                               Reallocation  Balance at
                                                            December 31,                 Utilized    and Reserve   December 31,
                                                                1999         Cash        Non-cash      Addition       2000
                                                            ------------    -------      --------    ------------  ------------
Write-down of fixed assets ............................        $  --        $  --         $ 265        $(265)         $ --
Employee termination and severance benefits ...........           79         (777)           --          698            --
Other .................................................           31           --            --          (31)           --
                                                               -----        -----         -----        -----          ----
   Total .................................................     $ 110        $(777)        $ 265        $ 402          $ --
                                                               =====        =====         =====        =====          ====

      During the fourth quarter of 1998, the Company recorded a $4.5 million restructuring charge associated with the closing of the Company's Latin American coin laundromat operations. A decision was made to close these operations because of continued unprofitable performance. The charge included $1.5 million for the estimated loss on the sale of company-owned drycleaning and laundry stores representing the excess of the carrying value of assets relating to these stores over estimated proceeds from sale, $1.4 million for the write-off of the unamortized balance of the LaveRap tradename and franchise rights which were purchased in 1996 for use in developing coin laundromats in Latin America, $0.9 million for severance and related benefits arising from the termination of 41 employees and $0.7 million for certain other expenses associated with discontinuing the Latin American operations. The Company's planned actions were substantially completed by December 31, 1999. The carrying value of remaining assets held for disposal at December 31, 2000 is not material. At December 31, 2000, the

Company had one store remaining and remaining reserves of approximately $0.1 million are expected to be adequate to provide for related costs.

      The Company's Latin American operations generated no net revenue or operating profit for the twelve months ended December 31, 2000. The Latin American operations generated net revenue of $0.2 million and $2.4 million, and an operating loss of $0.2 million and $1.6 million for the twelve months ended December 31, 1999 and 1998, respectively.

      The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Recapitalization. During 1999 and 1998, the Company incurred approximately $1.5 million and $2.3 million, respectively, in expense associated with payments under these agreements. Payments under this program were completed in November of 1999.

Note 6 - Customer Financing and Sales of Notes Receivable:

General

      Since 1992, the Company offered a variety of equipment financing programs (capital leases) to assist customers in financing equipment purchases. These capital leases were transferred immediately to third parties who administer the contracts and earn all associated interest revenue ("External Financing"). These External Financings have terms ranging from 2 to 9 years and carry market interest rates as set by the third-party lender. These third parties have recourse against the Company ranging from 15% to 100%. At December 31, 2000 and 1999, the uncollected balance of leases with recourse under these programs was $4.4 million and $11.4 million, respectively. In connection with the Recapitalization, Raytheon agreed to indemnify the Company for any recourse obligations arising from these programs.

      In 1996, the Company established an internal financing organization to originate and administer promissory notes for financing of equipment purchases and laundromat operations. These notes typically have terms ranging from Prime plus 1% to Prime plus 3% for variable rate notes and 9.0% to 15.8% for fixed rate notes. The average interest rate for all notes at December 31, 2000 approximates 11.2% with terms ranging from 2 to 7 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

      In connection with the Transactions, the Company entered into a five year $250.0 million revolving loan agreement (the "Asset Backed Facility") through ALRW, its special-purpose single member limited liability company, to finance trade receivables and notes receivable related to equipment loans with Lehman Commercial Paper, Inc. (the "Facility Lender"), an affiliate of Lehman Brothers, Inc. The Asset Backed Facility is a $250.0 million facility, with sublimits of $100.0 million for loans on eligible trade receivables and $200.0 million for loans on eligible equipment loans. With respect to loans secured by equipment loans, the Facility Lender will make loans up to but not exceeding the lesser of 90% of the outstanding principal balance of eligible equipment loans or 90% of the market value with respect to eligible equipment loans, as determined by the Facility Lender in its reasonable discretion. The eligibility of both trade receivables and equipment loans is subject to certain concentration and other limits. In addition, after 24 months in the Asset Backed Facility, an otherwise eligible equipment loan will no longer be considered an eligible equipment loan, subject to two automatic six-month extensions upon payment of a fee if such equipment loans have not been securitized or otherwise disposed of by

ALRW. The interest rate of loans under the Asset Backed Facility is generally equal to one-month LIBOR plus 1.0% per annum. The Company as servicing agent retains collection and administrative responsibilities for the notes sold. The Company sold $95.1 million and $85.9 million of notes under this agreement during 2000 and 1999, respectively. The amount of uncollected balances on equipment loans sold to ALRW was $40.4 million and $110.2 million at December 31, 2000 and 1999, respectively.

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

      Under these arrangements the Company acts as servicer or sub-servicer of the accounts receivable and notes receivable sold. As such, the Company continues to administer and collect amounts outstanding on such receivables. At December 31, 2000 and December 31, 1999, the Company had collected approximately $0.5 million and $0.8 million, respectively, of notes receivable which were subsequently transferred to the buyers through a monthly settlement process. At the balance sheet dates, these amounts were recorded as finance program obligations.

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

The Company, as servicing agent, retains collection and administrative responsibilities for the notes. In 1998 under this financing program, the Company sold $28.7 million. Notes were no longer sold under this program after May 4, 1998. The total amount uncollected at December 31, 2000 and 1999, was $36.1 million and $57.2 million, respectively.

Sales of Notes Receivable

      Gains on sales of notes receivable and other finance program income in 2000, 1999, and 1998 of approximately $7.3 million, $7.4 million, and $7.7 million, respectively, is included in commercial laundry revenue. At December 31, 2000 and 1999, the Company has included in notes receivable $4.0 million and $11.0 million, respectively, related to its retained interest in notes sold to ALRW. In addition, at December 31, 2000 and 1999, included in other assets is $3.3 million and $6.6 million, respectively, related to the Company's beneficial interest in the residual portion of interest earned on notes sold to ALRW.

      Pursuant to the terms of the Asset Backed Facility, effective November 28, 2000, the Company, through a new-formed wholly-owned subsidiary, Alliance Laundry Equipment Receivables LLC ("ALER") and Alliance Laundry Equipment Receivable Trust 2000-A ("ALERT"), a trust formed by ALER, completed the securitization of $137.8 million of loans held by ALRW. The transaction was financed by the issuance of $128.2 million of equipment loan backed notes issued by ALERT and certain interests retained by the Company. Proceeds from the issuance of the notes by ALERT were used by ALRW to repay amounts outstanding under the Asset Backed Facility, with the balance received by the Company in settlement of its related retained interests in ALRW. The Company recognized a loss on these related transactions in the fourth quarter of 2000 of $3.1 million, reflecting primarily transaction costs incurred of approximately $1.6 million and the difference between the recorded fair values of assets relating to the cash reserve account established in connection with the transaction and the original amount funded by the Company of $2.4 million. The amount related to the cash reserve account reflects the estimated present value of amounts to be released to the Company from the account based upon the distribution priorities established in connection with the transaction as compared to the amount funded. The Company holds all of the residual equity interests of the trust, which it does not consolidate based upon its special-purpose bankruptcy remote status, and is paid a servicing fee equal to 1.0% of the aggregate balance of loans held by the trust.

      Key economic assumptions used in measuring retained interests at the date of transfer resulting from sales of notes receivable completed during the year ended December 31, 2000 were as follows:

Average Prepayment speed (per annum)         25.25%

Weighted-average life (in months)             34.4

Expected credit losses (per annum)             0.6%

Residual cash flows discounted at     12.0% - 14.0%

      At December 31, 2000 key economic assumptions and the sensitivity of the current fair value estimates of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Carrying amount / fair value of retained interests                    $  21,388

Prepayment speed assumption:
   Impact on fair value of 10% adverse change                               213
   Impact on fair value of 20% adverse change                               427

Expected credit losses:
   Impact on fair value of 10% adverse change                               174
   Impact on fair value of 20% adverse change                               348

Residual cash flow discount rate:
   Impact on fair value of 10% adverse change                               409
   Impact on fair value of 20% adverse change                               803

      These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

      The table below summarizes certain information regarding the Company's equipment loan portfolio, delinquencies, and cash flows received from and paid to the Company's special-purpose securitization entities:

                                              December 31, 2000
                                 --------------------------------------------
                                                     Principal Amount of Loans
                                 Principal Amount    60 Days or More Past Due
                                 ----------------    ------------------------
Total portfolio ..........          $209,848               $  5,038
Less loans sold ..........           203,683                  1,348
                                    --------               --------
Loans held ...............          $  6,165               $  3,690
                                    ========               ========

                                                              For the year ended
                                                              December 31, 2000
                                                              ------------------
Proceeds from sales of loans to ALRW.........................           $85,572
Purchase of delinquent or foreclosed assets .................            (2,989)
Servicing fees and other net cash flows received on
 retained interests .........................................            16,227

      The Company's net credit losses as a percentage of average loans outstanding during 2000 and 1999 were 0.37% and 0.42%, respectively.

Note 7 - Sales of Accounts Receivable:

      As described in Note 6 above, in connection with the Transactions, the Company entered into the Asset Backed Facility through ALRW to finance trade receivables and notes receivable related to equipment loans. With respect to loans secured by trade receivables, the Facility Lender will make loans up to but not exceeding 85% of the outstanding amount of eligible trade receivables. The interest rate of loans under the Asset Backed Facility is generally equal to one-month LIBOR plus 1.0% per annum.

The Company as servicing agent retains collection and administrative responsibilities for the accounts receivable sold. Under this agreement, the Company sold $299.4 million and $325.0 million of accounts receivable during 2000 and 1999, respectively. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2000 and 1999 totaled $44.3 million and $33.2 million, respectively.

      Prior to the Transactions, the Company had entered into an agreement through its special-purpose bankruptcy remote entity, RAYCAR, with the Preferred Receivables Funding Corporation, a wholly-owned subsidiary of First Chicago/NBD to sell certain defined pools of trade accounts receivable. Under the terms of the agreement, interest was charged based on the 30-day commercial paper rate plus 0.3%. The interest rates were adjusted based on Raytheon's debt rating. The Company, as servicing agent, retained collection and administrative responsibility for the accounts receivable. Under this agreement, the Company sold $92.2 million of accounts receivable in 1998. Accounts receivable were no longer sold under this agreement after May 4, 1998. No receivables under this agreement were uncollected as of December 31, 1999 or December 31, 2000.

      Losses on sales of trade accounts receivable and related expenses of $3.8 million, $2.6 million and $4.1 million in 2000, 1999 and 1998, respectively, are included in selling, general and administrative expense. The Company's retained interest in trade accounts receivable sold to ALRW, which is included in other current assets, at December 31, 2000 and 1999 is $6.9 million and $5.1 million, respectively.

Note 8 - Inventories:

    Inventories consisted of the following at:

                                                           December 31,
                                                   ----------------------------
                                                     2000                1999
                                                   --------            --------
Materials and purchased parts ..........           $ 13,250            $ 14,506
Work in process ........................              4,907               3,688
Finished goods .........................             21,895              16,736
Less: inventory reserves ...............             (2,590)             (3,648)
                                                   --------            --------
                                                   $ 37,462            $ 31,282
                                                   ========            ========

Note 9 - Property, Plant and Equipment:

    Property, plant and equipment consisted of the following at:

                                                            December 31,
                                                   ----------------------------
                                                     2000               1999
                                                   ---------          ---------

Land .....................................         $     767          $     767
Buildings and leasehold improvements .....            25,132             27,529
Machinery and equipment ..................           144,692            144,978
                                                   ---------          ---------
                                                     170,591            173,274
Less: accumulated depreciation ...........          (123,168)          (117,788)
                                                   ---------          ---------
                                                      47,423             55,486
Construction in process ..................             6,434              2,129
                                                   ---------          ---------
                                                   $  53,857          $  57,615
                                                   =========          =========

    Depreciation expense was $12.2 million, $12.5 million and $13.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 10 - Other Current Liabilities:

      The major components of other current liabilities consisted of the following at:

                                                                December 31,
                                                          ----------------------
                                                           2000            1999
                                                          -------        -------
Warranty reserve ..................................       $ 4,790        $ 5,504
Accrued sales promotion and cooperative advertising         3,224          3,871
Salaries, wages and other employee benefits .......         3,189          4,909
Accrued interest ..................................         2,893          2,817
Other current liabilities .........................         4,370          4,704
                                                          -------        -------
                                                          $18,466        $21,805
                                                          =======        =======

Note 11 - Debt:

    Debt consisted of the following at:

                                                           December 31,
                                                -------------------------------
                                                  2000                   1999
                                                ---------             ---------
Term loan facility .................            $ 199,500             $ 200,000
Senior subordinated notes ..........              110,000               110,000
Junior subordinated note ...........               14,343                12,048
Revolving credit facility ..........               12,000                    --
Other long-term debt ...............                  762                    --
Gross long-term debt ...............              336,605               322,048
Less: current portion ..............              (13,036)                 (500)
                                                ---------             ---------
                                                $ 323,569             $ 321,548
                                                =========             =========

Senior Credit Facility

      In connection with the Transactions, the Company entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers, Inc. acted as arranger and Lehman Commercial Paper, Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a five year $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of the Company's senior subordinated notes. The Term Loan Facility requires no principal payments during the first two years followed by payments of $250,000 per quarter for years three through five, beginning September 2000, $40.0 million for year six and $157.0 million for year seven. The Company is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined. No excess cash flow payment was required for 2000.

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

      The interest rate on borrowings outstanding at December 31, 2000 and 1999 was 9.2% and 8.8%, respectively. Borrowings outstanding under the Senior Credit Facility are secured by substantially all of the real and personal property of the Company and its domestic subsidiaries (other than the financing subsidiaries).

      Effective March 10, 1999, the Company entered into a $67 million interest rate swap agreement with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swap, which has a term of three years, the Company pays a fixed rate of 4.962% and receives quarterly interest payments based upon LIBOR. The differential between the fixed and floating interest rates under the swap is accrued and is recorded as an adjustment of interest expense. The effect of this agreement on the Company's interest expense during 2000 was a reduction of $1.0 million. The fair value of this interest rate swap agreement which represents the amount that the Company would receive to settle the instrument is $0.7 million at December 31, 2000. The Company is exposed to credit loss in the event of non-performance by the financial institution. However, management does not anticipate such non-performance.

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

      Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 1998. The fair value of the Notes at December 31, 2000 and 1999 was approximately $82.5 million and $93.5 million, respectively, based upon prices prevailing in recent market transactions.

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

                  Year                           Redemption Price
                  ----                           ----------------
                  2003  ......................      104.813%
                  2004  ......................      103.208%
                  2005  ......................      101.604%
                  2006 and thereafter.........      100.000%

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

      In connection with the Merger, as discussed above, Alliance Laundry and its wholly-owned subsidiary, Alliance Laundry Corporation, issued the $110.0 million senior subordinated notes. Alliance Laundry Corporation was incorporated for the sole purpose of serving as a co-issuer of the Notes in order to facilitate their issuance. Alliance Laundry Corporation does not have any substantial operations or assets of any kind. Alliance Laundry Holdings LLC has provided a full and unconditional guarantee of the Notes and has no operating activities independent of Alliance Laundry.

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

Other Debt

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

      The aggregate scheduled maturities of long-term debt, excluding Revolving Credit Facility borrowings, in subsequent years are as follows:

            2001             $  1,036
            2002                1,075
            2003               20,578
            2004               98,581
            2005               78,585
            Thereafter        124,750
                             --------
                             $324,605
                             ========

Note 12 - Income Taxes:

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

                                              Years Ended December 31,
                                              2000       1999      1998
                                            -------    -------   -------
      Current income tax expense:
          Federal and foreign                 $   -      $   -   $ 1,809
          State                                  20         29       402
                                            -------    -------   -------
                                                 20         29     2,211
      Deferred income tax expense                 -          -       180
                                            -------    -------   -------
      Income tax provision                    $  20      $  29   $ 2,391
                                            =======    =======   =======

      The provision for income taxes differs from the U.S. Federal statutory rate due primarily to the change to a non-tax paying entity effective May 5, 1998. Current income tax expense amounts in 1998 are included as a transfer to Raytheon, in the parent company investment account. Deferred tax account balances which existed at the date of the Merger were transferred to Raytheon as part of the Recapitalization.

Note 13 - Mandatorily Redeemable Preferred Equity and Members' Equity:

      The following table summarizes the authorized, issued and outstanding preferred and common units by class and the related dollar amounts for each class as of May 5, 1998. During the year ended December 31, 1998, the only activity relating to the preferred and common units was the issuance of such units in connection with the Recapitalization. Certain members of management entered into promissory notes totaling $1.8 million to help finance the purchase of the common units. During the year ended December 31, 2000, $0.3 million of the promissory notes were repaid to the Company.

                                                         Units         Dollars
                                                       ---------     -----------
Preferred Units .......................                 6,000.00     $ 6,000,000
Common Units:
  Class A .............................                50,645.16     $ 5,064,516
  Class B .............................                 3,232.67              32
  Class C .............................                 3,439.01              34
  Class L .............................                 5,627.24      45,580,645
                                                       ---------     -----------
Total Common Units ....................                62,944.08      50,645,227
                                                       =========
Management Investor Promissory Notes ..                                1,762,901
                                                                     -----------
Net Proceeds ..........................                              $48,882,326
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

      Common Units - The Common Units of the Company are divided into the following four classes:

      Class L Units - These units provide a yield of 12% on the unreturned capital and unpaid yield (as defined), compounded quarterly. Such accumulated and unpaid amounts totaled $16.9 million and $9.9 million at December 31, 2000 and 1999, respectively. Class L Units do not provide any voting rights to the holders.

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

      Third,to the holders of Class L Units, an amount equal to the aggregate unreturned capital.

      Fourth, ratably to the holders of Common Units, an amount equal to the amount of such distribution that has not been distributed pursuant to the clauses described above.

The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2000.

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

Note 14 - Commitments and Contingencies:

      At December 31, 2000, the Company had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

                  2001             $ 373
                  2002               232
                  2003               193
                  2004                52
                  2005                 4
                  Thereafter           -
                                   -----
                                   $ 854
                                   =====

      Rental expense for 2000, 1999 and 1998 amounted to $2.0 million, $1.7 million and $1.5 million, respectively.

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

      In December 1999, the parties to this lawsuit agreed to settle all of their claims, and all claims in the action against all parties were dismissed with prejudice. Under the terms of the settlement agreement, the Company will be allowed to compete in the U.S. home laundry market beginning in October 2004. The Company will also be permitted to compete in the U.S. home laundry market beginning in October 2004 with both the intellectual property whose ownership was retained by the Company as part of the 1997 transaction between Appliance Co. and Raytheon and the intellectual property that was cross-licensed to the Company by Appliance Co. pursuant to the cross-license agreement. Likewise, Appliance Co. will be permitted to compete against the Company in the commercial laundry market beginning in October 2004 and will be able to do so using both the intellectual property that Appliance Co. acquired as part of the Appliance Co. Transaction and the intellectual property to which Alliance received a cross-license under the cross-license agreement. Additionally, pursuant to the terms of the settlement agreement, Appliance Co. satisfied all outstanding invoices owed to the Company for certain top-load washing machines and parts sold pursuant to the Supply Agreement between the companies, and the Company was required to pay Appliance Co. $3.0 million for certain Appliance Co. manufactured inventory. The Company estimates that such inventory has a net realizable value of approximately $1.7 million and recorded the difference ($1.3 million) as a legal settlement cost in other income (expense), net in 1999.

      On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry was liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000, the Arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company and Bain LLC prevailed on its counterclaims. Ultimately, the Company was required to pay Raytheon $6.8 million, including $1.5 million in interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. Of this amount, $9.9 million plus related costs of $0.6 million was recorded in the financial statements as an adjustment of members' deficit, consistent with the original recording of the Merger, which was accounted for as a recapitalization. Certain price adjustments concluded during 1999 had been previously recorded in the financial statements as of and for the period ended December 31, 1999. The related net interest, including amounts related to prior years, has been included in current year interest expense.

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

      Total pension expense (benefit) for the Company's plans was ($2.1) million, $0.3 million and ($0.8) million in 2000, 1999, and 1998, respectively, including the following components:

                                                                                             Years Ended December 31,
                                                                             -----------------------------------------------------
                                                                               2000                  1999                    1998
                                                                             -------                -------                -------
Service cost of benefits earned during the period .............              $ 1,311                $ 1,455                $ 1,391
Interest cost on projected benefit obligation .................                2,413                  2,197                  2,086
 Actual gain on assets ........................................                  (73)                (7,387)                (6,261)
        Net amortization and deferral .........................               (5,738)                 2,688                  1,942
Curtailment losses and termination benefits ...................                   --                  1,390                     --
                                                                             -------                -------                -------
        Net periodic pension cost (benefit) ...................              $(2,087)               $   343                $  (842)
                                                                             =======                =======                =======
Assumptions used in the accounting were:
   Discount rate ..............................................                 7.50%                  8.00%                  6.75%
   Expected long-term rate of return on assets ................                 9.25%                  9.25%                  9.25%
   Rate of increase in compensation levels ....................                  N/A                    N/A                   4.00%

      In 1999, various plan curtailments and supplemental termination benefits were recognized as a result of workforce reductions.

      The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans at December 31:

                                                        2000             1999
                                                      --------         --------
Change in benefit obligation:
Benefit obligation at beginning of year ......        $ 31,608         $ 33,870
Service cost .................................           1,311            1,455
Interest cost ................................           2,413            2,197
Amendments ...................................              --           (1,079)
Curtailments .................................              --              (93)
Termination benefits .........................              --              992
Acquisition ..................................             951               --
Actuarial (gain) loss ........................             958           (4,232)
Benefits paid ................................          (4,920)          (1,502)
                                                      --------         --------
 Benefit obligation at end of year ...........          32,321           31,608
                                                      --------         --------
Change in plan assets:
Fair value of plan assets at beginning of year          50,696           44,811
Actual return on plan asset ..................              73            7,387
Benefits paid ................................          (4,920)          (1,502)
                                                      --------         --------
 Fair value of plan assets at end of year ....          45,849           50,696
                                                      --------         --------

Funded status ................................          13,528           19,088
Unrecognized transition asset ................              --             (144)
Unrecognized prior service cost ..............             693              764
Unrecognized net gains .......................         (12,935)         (19,558)
                                                      --------         --------
 Prepaid benefit cost ........................        $  1,286         $    150
                                                      ========         ========

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

      The net postretirement benefit cost for the Company in 2000, 1999 and 1998 included the following components:

                                                      Years Ended December 31,
                                                     --------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
Service cost benefits earned during the period       $ 39       $ 51       $ 58
Interest cost on projected benefit obligation .        90        106        142
Net amortization and deferral .................        48         84         91
Curtailment losses ............................        --        250         --
                                                     ----       ----       ----
 Net postretirement benefit cost ...............     $177       $491       $291
                                                     ====       ====       ====
Assumptions used in the accounting were:
 Discount rate .................................     7.50%      8.00%      6.75%
 Rate of increase in compensation levels .......     4.00%      4.00%      4.00%
 Health care cost trend rate in the first year .     5.50%      6.50%      6.00%

    The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:

                                                          2000           1999
                                                         -------        -------
Change in benefit obligation:
Benefit obligation at beginning of year ..........       $ 1,214        $ 1,870
Service cost .....................................            39             51
Interest cost ....................................            90            106
Plan participants' contributions .................            31             --
Curtailments .....................................            --           (258)
Actuarial (gain) loss ............................            70           (173)
Benefits paid ....................................          (352)          (382)
                                                         -------        -------
 Benefit obligation at end of year ...............         1,092          1,214
                                                         -------        -------
Change in plan assets:
Fair value of plan assets at beginning of year ...            --             --
Employer contributions ...........................           321            382
Plan participants' contributions .................            31             --
Benefits paid ....................................          (352)          (382)
                                                         -------        -------
 Fair value of plan assets at end of year ........            --             --
                                                         -------        -------

Funded status ....................................        (1,092)        (1,214)
Unrecognized transition obligation ...............           544            589
Unrecognized net loss ............................           217            150
                                                         -------        -------
 Accrued benefit cost ............................       $  (331)       $  (475)
                                                         =======        =======

      A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $31 and the interest cost by approximately $4. A one percentage point decrease in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $28 and the interest cost by approximately $4.

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

      Under the terms of such defined contribution plans, covered employees are allowed to contribute up to 21% percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. The Company contributes amounts equal to 50 percent of the employee's contributions, up to a maximum of such Company contributions equal to three percent of the employee's pay. Total expense for the Savings and Investment and ALCAP plans totaled $1.0 million, $1.1 million and $1.1 million for 2000, 1999 and 1998, respectively.

      Prior to May 5, 1998, the Company's employees were covered under Raytheon's workers' compensation program. The Company's allocated expense for workers compensation during the period ended May 4, 1998 was $0.4 million.

Deferred Compensation Agreements

      In connection with the Merger, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the "Benefit Amount") to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The balance sheet at December 31, 2000 and 1999 includes a long-term liability of $1.7 million and $1.9 million, respectively, related to such agreements.

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

Management Investor Promissory Notes

      In connection with the Transactions, the Company entered into promissory notes (the "Promissory Notes") aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008. The Promissory Notes are classified as a component of members' deficit at December 31, 2000 and 1999. During the year ended December 31, 2000, $0.3 million of the Promissory Notes were repaid to the Company.

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

      The Purchase Agreements provide the Company with a repurchase option upon the termination of each Executive. If the Executive's termination is the result of death, permanent disability or without cause, as defined, Class A and Class L Units, and vested Class B and Class C Units may be repurchased by the Company at a price per unit equal to fair market value, as defined, and unvested Class B and Class C Units may be repurchased at a price per unit equal to the lower of fair market value or original value, as defined. If an Executive's termination is voluntary or for cause, as defined, all units may be repurchased at a price equal to the lower of fair market value or original value, unless an Executive's voluntary termination occurs seven and one-half years from May 5, 1998, in which case the repurchase price shall be fair market value. The Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests (see Note 13).

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

Note 17 - Segment Information:

      Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into categories based upon products and services broken down primarily by markets. Commercial laundry equipment and service parts, including sales to international markets, are combined to form the commercial laundry segment. Commercial laundry net revenue includes amounts related to the Company's finance program which supports its commercial laundry operations. The Company's primary measure of operating performance is gross profit which does not include an allocation of any selling or product distribution expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for its operating units, the Company also does not allocate certain manufacturing costs, including manufacturing variances and warranty and service support costs. Gross profit is determined by subtracting cost of sales from net revenues. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, tools, supplies, utilities, property taxes and insurance. The Company does not allocate assets internally in assessing operating performance. Net revenues and gross profit as determined by the Company for its operating segments are as follows:

                                             2000                               1999                               1998
                                   --------------------------         --------------------------         --------------------------
                                       Net            Gross              Net            Gross               Net             Gross
                                    Revenues          Profit           Revenues         Profit            Revenues          Profit
                                   ---------        ---------         ---------        ---------         ---------        ---------
Commercial laundry ...........     $ 265,441        $ 101,609         $ 259,692        $  96,284         $ 254,530        $  92,592

Appliance Co. consumer laundry            --               --            54,682            1,523            77,184            2,642
                                   ---------          -------         ---------           ------         ---------        ---------
                                   $ 265,441          101,609         $ 314,374           97,807         $ 331,714           95,234
                                   =========                          =========                          =========        =========
Other manufacturing costs ....                        (33,726)                           (22,915)                           (25,839)
                                                    ---------                          ---------                          ---------
Gross profit as reported .....                      $  67,883                          $  74,892                          $  69,395
                                                    =========                          =========                          =========

Depreciation expense allocations for each segment are presented below:

                                              2000          1999          1998
                                             -------       -------       -------

Commercial laundry ...................       $11,141       $ 7,113       $ 6,078
Appliance Co. consumer laundry .......            --         4,242         5,957
                                             -------       -------       -------
                                             $11,141       $11,355       $12,035
                                             =======       =======       =======

      The Company sells its products primarily to independent distributors. The Company's largest customer (excluding Appliance Co.) accounted for 13.6% and 11.5% of net revenues in 2000 and 1999, respectively.

                          Alliance Laundry Holdings LLC
                 Schedule II - Valuation and Qualifying Accounts
                             (Dollars in Thousands)

Accounts Receivable:
                           Balance
                              at                                  Balance
                          Beginning      Charges                   at End
                          of Period    to Expense   Deductions   of Period
                          ----------   -----------  -----------  ----------
Year ended:
   December 31, 1998...        $451           347          106        $692
   December 31, 1999...        $692           412          641        $463
   December 31, 2000...        $463           411          155        $719

Inventory:
                           Balance      Charges
                              at           to                  Reallocation    Balance
                          Beginning    Expense /               and Reserve      at End
                          of Period     (Income)    Deductions  Addition      of Period
                          ----------   -----------  ----------- ----------    ----------
Year ended:
   December 31, 1998...      $4,309         1,806        2,411         --        $3,704
   December 31, 1999...      $3,704         1,151        1,207         --        $3,648
   December 31, 2000...      $3,648         (377)        1,681      1,000        $2,590


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Managers and Executive Officers

      The representatives to the Board of Managers (each, a "Manager") and executive officers of the Company are as follows:

         Name             Age                        Position
         ----             ---                        --------
Thomas F. L'Esperance.     52     Chief Executive Officer and Manager
Jeffrey J. Brothers...     54     Senior Vice President, Sales and Marketing
Bruce P. Rounds.......     44     Vice President, Chief Financial Officer
William J. Przybysz...     56     Vice President, Marianna Operations
R. Scott Gaster.......     48     Vice President, Washer, Dryer and Tumbler
                                  Operations
Robert T. Wallace.....     45     Vice President, Corporate Controller
Scott L. Spiller......     50     Vice President, Law and Human Resources
Edward W. Conard......     44     Manager
Robert C. Gay.........     49     Manager
Stephen M. Zide            41     Manager
Stephen C. Sherrill...     48     Manager
Philip S. Taymor......     45     Manager

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

      William J. Przybysz rejoined the company in May 2000 as Vice President and General Manager of Marianna, Florida operations. Previously he had been with the Company as Vice President of Logistics and Material from 1990 through 1993. From 1993 through February of 2000 he was the Vice President and General Manager of Amana Central Heating and Air Conditioning Division based in Fayetteville, TN. Mr. Przybysz prior experience includes ten years in various management positions with Whirlpool Corporation and eight years of management experience with Wheelhorse Products (since acquired by The Toro Company).

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

      Robert T. Wallace has been Vice President, Corporate Controller, of the Company since June 1996. He held positions as Controller and Manager-Reporting and Analysis for the Company from 1990 to 1996. Mr. Wallace's previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse. He is a Certified Public Accountant.

      Scott L. Spiller has been Vice President of Law & Human Resources, and General Counsel of the Company since February 1998. From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner. Prior to that, he was General Counsel and Secretary of the Company for ten years.

      Edward W. Conard serves as a Manager. He has been a Managing Director of Bain LLC since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President of Bain & Company, where he headed the management consulting firm's operations practice area. Mr. Conard also serves as a director of Cambridge Industries, Waters Corporation, Medical Specialties, Inc., ChipPac, Dynamic Details, Inc. and US Synthetic.

      Robert C. Gay serves as a Manager. Mr. Gay has been a Managing Director of Bain LLC since 1993 and has been a General Partner of Bain Venture Capital since 1989. From 1988 through 1989, Mr. Gay was a principal of Bain Venture Capital. Mr. Gay is Vice Chairman of the Board of Directors of IHF Capital, Inc., parent of ICON Health & Fitness Inc. Mr. Gay also serves as a director of Alliance Entertainment Corp., GT Bicycles, Inc., Physio-Control International Corporation, Cambridge Industries, Inc., Nutraceutical Corporation, American Pad & Paper Company, GS Technologies and Small Fry Snack Foods Limited.

      Stephen M. Zide serves as a Manager. Mr. Zide has been a Principal of Bain Capital LLC since 2000. From 1998 through 2000, Mr. Zide was a Managing Director of Pacific Equity Partners. Previously, he was an Associate of Bain Capital and a partner at the law firm of Kirkland & Ellis. Mr. Zide also serves as a director of DDi Corp.

      Stephen C. Sherrill serves as a Manager. Mr. Sherrill has been a principal of Bruckmann, Rosser, Sherrill & Co. since its formation in 1995. Mr. Sherrill was an officer of Citicorp Venture Capital, Ltd. from 1983 through 1994. Mr. Sherrill is a director of Galey & Lord, Inc., Mediq Incorporated, B & G Foods, Inc., Doane Pet Care Enterprises, Inc. and HealthPlus Corporation.

      Philip S. Taymor serves as a Manager. Mr. Taymor has been Senior Vice President and Chief Financial Officer of Waters Corporation since August 1994. Previously, he held various finance and accounting positions at Millipore Corporation, including Corporate Controller. Mr. Taymor joined Millipore from Grant Thornton & Company, where he was a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company or its predecessor for 2000 and 1999 of those persons who served as (i) the chief executive officer during 2000 and (ii) the other four most highly compensated executive officers of the Company for 2000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                   Annual Compensation
                                           ------------------------------------
                                                                 Other Annual
Name and Principal Position         Year    Salary($) Bonus($)  Compensation($)
---------------------------         ----    --------- --------  ---------------
Thomas F. L'Esperance.............  2000     265,008   285,422       1,020 (1)
Chief Executive Officer             1999     265,008    25,000       2,339 (1)
                                    1998     310,003    97,615       6,529 (2)

R. Scott Gaster...................  2000     136,968    48,632       5,987 (1)
VP, Washer, Dryer and Tumblers      1999     131,700    13,170       6,986 (1)
                                    1998     131,700    31,780              --

Jeffrey J. Brothers...............  2000     133,512    47,635       3,248 (1)
Senior VP, Sales and Marketing      1999     129,000    12,900       6,200 (1)
                                    1998     126,006    21,775              --

Bruce P. Rounds...................  2000     130,092    45,969       3,090 (1)
VP, Chief Financial Officer         1999     124,448    12,449       6,751 (1)
                                    1998     119,700    25,160              --

Scott L. Spiller..................  2000     124,800    44,312       8,090 (1)
VP, Law and Human Resources         1999     120,000    27,000       6,794 (1)
                                    1998      82,137        --       8,184 (2)

(1) Represents gross-up amounts paid for non-deductible fringe benefits provided by the Company.
(2)   Represents payments for moving expenses.

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

Executive Unit Purchase Agreement

      In connection with the Merger, MergeCo entered into Executive Unit Purchase Agreements with the Management Investors (each, an "Executive"), including Mr. L'Esperance, Mr. Gaster, Mr. Brothers, Mr. Rounds and Mr. Spiller. Such agreements govern the sale to the Executives of common membership interests of MergeCo in exchange for cash and/or a promissory note from the Executive and provide for repurchase rights and restrictions on transfer of the common units. In connection with the Merger, the Executives' membership interests in MergeCo were converted into common membership interests of the Parent.

Deferred Compensation Agreement

      In connection with the Merger, Raytheon, the Company and the Parent entered into Deferred Compensation Agreements with certain Executives, including Mr. L'Esperance, Mr. Gaster, Mr. Brothers and Mr. Rounds whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the "Benefit Amount") to the Executive ten years after the date of such agreement, regardless of whether the Executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein.

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

                         Pension Plan Pay Credits Table
                     --------------------------------------
                     Total of Age and    Base Remuneration
                     Years of Service      Credit Rates
                     --------------------------------------
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

      In addition, a supplemental pay credit is earned on remuneration in excess of $51,200 (indexed for years after 2000) at the lesser of 5% or the percentage used per the above table. A participant's account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1% which was 6.63% for 2000. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $170,000 in 2000. A participant vests in his benefits accrued under the Pension Plan after five years of service.

      Respective years of benefit service under the Pension Plan, through December 31, 2000, are as follows: Mr. L'Esperance 2; Mr. Gaster 3; Mr. Brothers 22; Mr. Rounds 11 and Mr. Spiller 11. Mr. L'Esperance was covered under Raytheon plans through April 1998, at which time he became a participant under the Company's Pension Plan.

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

                                                                  Percentage of
                                                                     Common
                                                                   Membership
Name and Address of Beneficial Owner                                Interests
------------------------------------                              --------------
Bain Funds(1)(2)..............................................        54.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

BRS Investors(3)..............................................        27.7%
c/o Bruckmann, Rosser, Sherrill & Co., L.P.
126 East 56th Street, 29th Floor
New York, NY 10022

Management Investors(4).......................................         9.4%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Raytheon Company..............................................         7.0%
141 Spring Street
Lexington, MA 02173

Edward Conard(1)(2)(5)........................................        54.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

Robert Gay(1)(2)(5)...........................................        54.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

Stephen Sherrill(3)(6)........................................        27.7%
c/o Bruckmann, Rosser, Sherrill & Co., L.P.
126 East 56th Street, 29th Floor
New York, NY 10022

Stephen Zide(1)(2)............................................        16.3%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116

Thomas F. L'Esperance(4)......................................         3.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Philip S. Taymor(7)...........................................         0.5%

                                                                  Percentage of
                                                                     Common
                                                                   Membership
Name and Address of Beneficial Owner                                Interests
------------------------------------                              --------------
c/o Maple Street Partners
34 Maple Street
Milford, MA 01757

R. Scott Gaster(4)............................................         0.7%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Jeffrey J. Brothers(4)........................................         0.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Bruce P. Rounds(4)............................................         0.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

Scott L. Spiller (4) .........................................         0.4%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

All Managers and executive officers as a group (20
persons)(1)(2)(3)(4)..........................................        91.0%

(1) Amounts shown reflect interests in Bain/RCL, L.L.C. which beneficially owns 55.9% of the outstanding common membership interests of the Company through its ownership of Class A and Class L membership units in the Parent.

(2) Amounts shown reflect the aggregate interests held by Bain Capital Fund V, L.P. ("Fund V"), Bain Capital Fund V-B, L.P. ("Fund V-B"), BCIP Trust Associates II ("BCIP Trust"), BCIP Trust Associates II-B ("BCIP Trust II- B"), BCIP Associates II ("BCIP") and BCIP Associates II-B ("BCIP II-B") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Conard and Gay and the aggregate interests held by BCIP Trust, BCIP Trust II-B, BCIP and BCIP II-B for Mr. Zide.

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

(4) Includes Class A and Class L membership units in the Parent but excludes Class B and Class C membership units which are subject to vesting and generally have no voting rights, representing on a fully diluted basis approximately 9.7% of Parent's membership units for the Management Investors,

3.1% for Mr. L'Esperance, 1.3% for Mr. Gaster, 1.4% for Mr. Brothers, 1.3% for Mr. Rounds and 1.2% for Mr. Spiller.

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

      The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2000.

      Management. The Board consists of five individuals (each a "Representative"). Pursuant to the Securityholders Agreement, the holder of the majority of the Common Units held by the BRS Investors appointed one Representative. The members of the Parent holding a majority of the Bain Units (as defined in the LLC Agreement) appointed the remaining Representatives. The current Board consists of Messrs. L'Esperance, Conard, Gay, Sherrill, Zide and Taymor.

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

Management Investor Promissory Notes

      In connection with the Merger, the Parent entered into promissory notes (the "Promissory Notes") aggregating approximately $1.8 million with Mr. L'Esperance, Mr. Gaster, Mr. Brothers and Mr. Rounds to help finance the purchase of Common Units in the Parent. The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as a part of this report

      (b) Reports on 8-K. None.

INDEX TO EXHIBITS:

   Exhibit                                  Description                               Incorporated Herein By Reference To
   -------                                  -----------                               -----------------------------------
     2.1       Agreement and Plan of Merger, dated as of February 21, 1998, by and    Exhibit 2.1 to the Registrant's Form
               among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C., Raytheon             S-4, Amendment #1, dated July 2, 1998
               Commercial Laundry LLC and Raytheon Company.                           (file no. 333-56857)

     2.2       Amendment No. 1 to Agreement and Plan of Merger, dated as of May 2,    Exhibit 2.2 to the Registrant's Form
               1998, by and among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C.,         S-4, Amendment #1, dated July 2, 1998
               Raytheon Commercial Laundry LLC and Raytheon Company.                  (file no. 333-56857)

     3.1       Certificate of Formation of Alliance Laundry Systems LLC.              Exhibit 3.1 to the Registrant's Form
                                                                                      S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

     3.2       Amended and Restated Limited Liability Company Agreement of Alliance   Exhibit 3.2 to the Registrant's Form
               Laundry Systems LLC.                                                   S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

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

     3.4       Bylaws of Alliance Laundry Corporation.                                Exhibit 3.4 to the Registrant's Form
                                                                                      S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

     4.1       Indenture, dated as of May 5, 1998, among Alliance Laundry Systems     Exhibit 4.1 to the Registrant's Form
               LLC, Alliance Laundry Corporation, the Guarantors and United States    S-4, Amendment #1, dated July 2, 1998
               Trust Company of New York.                                             (file no. 333-56857)

    10.1       Purchase Agreement, dated as of April 29, 1998, by and among           Exhibit 10.1 to the Registrant's Form
               Alliance Laundry Systems LLC, Alliance Laundry Corporation and the     S-4, Amendment #1, dated July 2, 1998
               Initial Purchasers.                                                    (file no. 333-56857)

    10.2       Registration Rights Agreement, dated as of May 5, 1998, by and among   Exhibit 10.2 to the Registrant's Form
               Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance   S-4, Amendment #1, dated July 2, 1998
               Laundry Holdings LLC, and Lehman Brothers Inc. and Credit Suisse       (file no. 333-56857)
               First Boston Corporation.

    10.3       Credit Agreement, dated as of May 5, 1998, among Alliance Laundry      Exhibit 10.3 to the Registrant's Form
               Holdings LLC, Alliance Laundry Systems LLC, the several banks or       S-4, Amendment #1, dated July 2, 1998
               other financial institutions or entities from time to time parties     (file no. 333-56857)
               to this Agreement, Lehman Brothers Inc., Lehman Commercial Paper
               Inc., and General Electric Capital Corporation.

    10.4       Loan and Security Agreement, dated May 5, 1998, between Alliance       Exhibit 10.4 to the Registrant's Form
               Laundry Receivables Warehouse LLC, the Lenders and Lehman Commercial   S-4, Amendment #1, dated July 2, 1998
               Paper Inc.                                                             (file no. 333-56857)

    10.5       Amended and Restated Limited Liability Agreement of Alliance Laundry   Exhibit 10.5 to the Registrant's Form
               Holdings LLC, dated as of May 5, 1998.                                 S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.6       Alliance Laundry Holdings LLC, Securityholders Agreement, dated as     Exhibit 10.6 to the Registrant's Form
               of May 5, 1998, between Alliance Laundry Holdings LLC and the          S-4, Amendment #1, dated July 2, 1998
               Securityholders.                                                       (file no. 333-56857)

    10.7       Alliance Laundry Holdings LLC, Registration Rights Agreement,          Exhibit 10.7 to the Registrant's Form
               made as of May 5, 1998, by and among Alliance Laundry Holdings LLC,    S-4, Amendment #1, dated July 2, 1998
               Raytheon Company, Bain/RCL and the Securityholders.                    (file no. 333-56857)

    10.8       Employment Agreement, made as of May 5, 1998, by and between           Exhibit 10.8 to the Registrant's Form
               Alliance Laundry Systems LLC and Thomas F. L'Esperance.                S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.9       IRA and Executive Unit Purchase Agreement, made as of May 5,           Exhibit 10.9 to the Registrant's Form
               1998, by and between RCL Acquisitions, LLC, Thomas F. L'Esperance      S-4, Amendment #1, dated July 2, 1998
               and Stifel, Nicolaus Custodian for Thomas F. L'Esperance IRA           (file no. 333-56857)
               and Stifel, Nicolaus Custodian for Paula K. L'Esperance IRA.

    10.10      IRA and Executive Unit Purchase Agreement, made as of May 5, 1998,     Exhibit 10.10 to the Registrant's Form
               by and between RCL Acquisitions, LLC, R. Scott Gaster and Robert W.    S-4, Amendment #1, dated July 2, 1998
               Baird & Co. Inc. TTEE for R. Scott Gaster IRA.                         (file no. 333-56857)

    10.11      IRA and Executive Unit Purchase Agreement, made as of May 5, 1998,     Exhibit 10.11 to the Registrant's Form
               by and between RCL Acquisitions, L.L.C., Jeffrey J. Brothers and       S-4, Amendment #1, dated July 2, 1998
               Delaware Charter Guarantee and Trust Company, TTEE for Jeffrey J.      (file no. 333-56857)
               Brothers, IRA.

    10.13      IRA and Executive Unit Purchase Agreement, made as of May 5, 1998,     Exhibit 10.13 to the Registrant's Form
               by and between RCL Acquisitions, L.L.C., Bruce P. Rounds and Stifel,   S-4, Amendment #1, dated July 2, 1998
               Nicolaus Custodian for Bruce P. Rounds IRA.                            (file no. 333-56857)

    10.14      IRA and Executive Unit Purchase Agreement, made as of May 5, 1998,     Exhibit 10.14 to the Registrant's Form
               by and between RCL Acquisitions, L.L.C., Scott L. Spiller and          S-4, Amendment #1, dated July 2, 1998
               Stifel, Nicolaus Custodian for Scott Spiller IRA.                      (file no. 333-56857)

    10.16      Deferred Compensation Agreement, made and entered into as of May       Exhibit 10.16 to the Registrant's Form
               5, 1998, by and among Thomas F. L'Esperance, Raytheon Company,         S-4, Amendment #1, dated July 2, 1998
               Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.       (file no. 333-56857)

    10.17      Deferred Compensation Agreement, made and entered into as of May 5,    Exhibit 10.17 to the Registrant's Form
               1998, by and among R. Scott Gaster, Alliance Laundry Holdings LLC,     S-4, Amendment #1, dated July 2, 1998
               and Alliance Laundry Systems LLC.                                      (file no. 333-56857)

    10.18      Deferred Compensation Agreement, made and entered into as of May 5,    Exhibit 10.18 to the Registrant's Form
               1998, by and among Jeffrey J. Brothers, Alliance Laundry Holdings      S-4, Amendment #1, dated July 2, 1998
               LLC, and Alliance Laundry Systems LLC.                                 (file no. 333-56857)

    10.20      Deferred Compensation Agreement, made and entered into as of May 5,    Exhibit 10.20 to the Registrant's Form
               1998, by and among Bruce P. Rounds, Alliance Laundry Holdings LLC,     S-4, Amendment #1, dated July 2, 1998
               and Alliance Laundry Systems LLC.                                      (file no. 333-56857)

    10.34      Promissory Note, dated as of May 5, 1998, from Thomas F. L'Esperance   Exhibit 10.34 to the Registrant's Form
               to RCL Acquisitions, L.L.C.                                            S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.35      Promissory Note, dated as of May 5, 1998, from R. Scott Gaster to      Exhibit 10.35 to the Registrant's Form
               RCL Acquisitions, L.L.C.                                               S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.36      Promissory Note, dated as of May 5, 1998, from Jeffrey J. Brothers     Exhibit 10.36 to the Registrant's Form
               to RCL Acquisitions, L.L.C.                                            S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.38      Promissory Note, dated as of May 5, 1998, from Bruce P. Rounds to      Exhibit 10.38 to the Registrant's Form
               RCL Acquisitions, L.L.C.                                               S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.40      Advisory Agreement, dated as of May 5, 1998, by and between Alliance   Exhibit 10.40 to the Registrant's Form
               Laundry Systems LLC, and Bain Capital, Inc.                            S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.42      Junior Subordinated Promissory Note, dated as of May 5, 1998, from     Exhibit 10.42 to the Registrant's Form
               Alliance Laundry Holdings LLC to Raytheon Company.                     S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    10.45      Supply Agreement, dated as of May 1, 1998, by and among Coinmach       Exhibit 10.45 to the Registrant's Form
               Corporation, Super Laundry Equipment Corporation and Raytheon          S-4, Amendment #2, dated August 4, 1998
               Commercial Laundry LLC (incorporated by reference                      (file no. 333-56857)
               from exhibit 10.57 to Coinmach Corporation's Annual Report on
               Form 10-K dated as of June 29, 1998, file number 033-49830).

    10.46      Receivables Purchase Agreement, dated as of May 5, 1998, between       Exhibit 10.46 to the Registrant's Form
               Alliance Laundry Systems LLC and Alliance Laundry Receivables          S-4, Amendment #4, dated February 17,
               Warehouse LLC.                                                         1999 (file no. 333-56857)
    10.47      Letter Agreement, dated as of April 29, 1998, by and among Bain/RCL,   Exhibit 10.47 to the Registrant's Form
               L.L.C. and RCL Acquisitions, L.L.C., Raytheon Company and Raytheon     S-4, Amendment #5, dated March 3, 1999
               Commercial Laundry LLC.                                                (file no. 333-56857)

    10.48      First Amendment, dated as of March 26, 1999, to Credit Agreement,      Exhibit 10.48 to the Registrant's Form
               dated as of May 5, 1998, among Alliance Laundry Holdings LLC,          S-4, Amendment #5, dated March 3, 1999
               Alliance Laundry Systems LLC, the several banks on other financial     (file no. 333-56857)
               institutions or entities from time to time parties to this
               Agreement, Lehman Brothers Inc., Lehman Commercial Paper Inc., and
               General Electric Capital Corporation.

   10.49 *     Indenture Agreement, dated as of November 28, 2000, among Alliance
               Laundry Equipment Receivables Trust 2000-A and The Bank of New
               York as indenture trustee.

   10.50 *     Purchase Agreement, dated as of November 28, 2000, between
               Alliance Laundry Equipment Receivables LLC and Alliance Laundry
               Systems LLC, in its own capacity and as servicer.

   10.51 *     Pooling and Servicing Agreement, dated November 28, 2000, among
               Alliance Laundry Systems LLC as servicer and originator, Alliance
               Laundry Equipment Receivables LLC and Alliance Laundry Equipment
               Receivables Trust 2000-A.

   10.52 *     Trust Agreement, dated November 28, 2000, between Alliance
               Laundry Equipment Receivables LLC and Wilmington Trust Company as owner trustee.

   10.53 *     Administration Agreement, dated November 28, 2000, among Alliance
               Laundry Equipment Receivables Trust 2000-A and Alliance Laundry
               Systems LLC as administrator, and The Bank of New York as indenture trustee.

   10.54 *     Limited Liability Company Agreement of Alliance Laundry Equipment
               Receivables LLC, dated as of November 28, 2000.

   10.55 *     Insurance and Indemnity Agreement, dated as of November 28,
               2000, between AMBAC Assurance Corporation as insurer, Alliance
               Laundry Equipment Receivables Trust 2000-A as Issuer, Alliance
               Laundry Equipment Receivables LLC as Seller, Alliance Laundry
               Systems LLC and The Bank of New York as indenture trustee.

    21.1 *     Subsidiaries of Alliance Laundry Systems LLC.



    24.1       Powers of Attorney.                                                    Exhibit 24.1 to the Registrant's Form
                                                                                      S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

    27.1*      Financial Data Schedule.

----------
*     Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 28th day of March 2001.

        Signature                         Title                       Date
        ---------                         -----                       ----

                                     Chairman and CEO
-------------------------                                         --------------
Thomas L'Esperance

                            Vice President and Chief Financial
                                         Officer
-------------------------                                         --------------
Bruce P. Rounds




Date: March 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 28, 2001, by the following persons on behalf of the registrant and in the capacities indicated:


   -------------------------------       ------------------------------
   Thomas F. L'Esperance                 Philip S. Taymor
   Chief Executive Officer and           Manager
   Manager


   -------------------------------       ------------------------------
   Edward W. Conard                      Robert C. Gay
   Manager                               Manager


   -------------------------------       ------------------------------
   Stephen C. Sherrill                   Stephen M. Zide
   Manager                               Manager