Form 10-Q
period 2001-03-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY CORP; ALLIANCE LAUNDRY HOLDINGS LLC
filed 2001-05-02
CIK 1063699, 1063697, 1063698

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

      [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from__________________ to__________________________

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

                                Yes [ X ] No []

                         Alliance Laundry Holdings LLC
                                   Form 10-Q
                     For The Quarter Ended March 31, 2001

                               Table of Contents


                                                                                            Page No.
                                                                                            -------
PART I         Financial Information

Item 1.        Financial Statements
               Condensed Balance Sheets as of March 31, 2001 and
               December 31, 2000..............................................................  3

               Condensed Statements of Operations for the periods ended March
               31, 2001 and March 31, 2000....................................................  4

               Condensed Statements of Cash Flows for the periods ended March
               31, 2001 and March 31, 2000....................................................  5

               Notes to Unaudited Condensed Financial Statements.............................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................................  9

PART II        Other Information

Item 1.        Legal Proceedings..............................................................  14

Item 2.        Changes in Securities..........................................................  14

Item 3.        Defaults upon Senior Securities................................................  14

Item 4.        Submission of Matters to a Vote of Security Holders............................  14

Item 5.        Other Information..............................................................  14

Item 6.        Exhibits and Reports on Form 8-K...............................................  14

Signatures....................................................................................  15

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    ALLIANCE LAUNDRY HOLDINGS LLC
                      CONDENSED BALANCE SHEETS
                              (in thousands)

                                                 March 31,   December 31,
                                                   2001          2000
                                                ---------    ---------
                             Assets            (Unaudited)
Current assets:
   Cash ..................................      $   1,278    $   5,091
   Cash-restricted .......................            854          494
   Accounts receivable, net ..............         14,379       10,575
   Inventories, net ......................         37,121       37,462
   Prepaid expenses and other ............          8,866        8,825
                                                ---------    ---------
        Total current assets .............         62,498       62,447

Notes receivable .........................         20,297       10,208
Property, plant and equipment, net .......         52,311       53,857
Goodwill, net ............................         56,956       57,327
Debt issuance costs, net .................          9,956       10,583
Other assets .............................         15,455       18,335
                                                ---------    ---------
        Total assets .....................      $ 217,473    $ 212,757
                                                =========    =========

        Liabilities and Members' Deficit
Current liabilities:
   Current portion of long-term debt .....      $   1,055    $   1,036
   Accounts payable ......................         12,229        8,755
   Finance program obligation ............          3,294        3,121
   Revolving credit facility .............         14,000       12,000
   Other current liabilities .............         20,280       18,466
                                                ---------    ---------
        Total current liabilities ........         50,858       43,378

Long-term debt:
   Senior credit facility ................        198,250      198,500
   Senior subordinated notes .............        110,000      110,000
   Junior subordinated note ..............         14,941       14,343
   Other long-term debt ..................            715          726
Other long-term liabilities ..............          1,695        1,671
                                                ---------    ---------
        Total liabilities ................        376,459      368,618

Mandatorily redeemable preferred equity...          6,000        6,000
Members' deficit .........................       (164,986)    (161,861)
                                                ---------    ---------
        Total liabilities and
         members' deficit ................      $ 217,473    $ 212,757
                                                =========    =========

                        ALLIANCE LAUNDRY HOLDINGS LLC
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)




                                                Three Months Ended
                                               --------------------
                                                March 31,  March 31,
                                                  2001       2000
                                              --------    --------
                                                   (Unaudited)
Net revenues:
 Commercial laundry .......................   $ 53,175    $ 57,138

 Service parts ............................      9,491       9,176
                                              --------    --------
                                                62,666      66,314

Cost of sales .............................     46,642      49,147
                                              --------    --------

Gross profit ..............................     16,024      17,167

Selling, general and administrative expense      7,471       9,132
                                              --------    --------
  Operating income ........................      8,553       8,035

Interest expense ..........................      9,673       9,640

Other income, net .........................         46           3
                                              --------    --------
  Net loss ................................   $ (1,074)   $ (1,602)
                                              ========    ========

                         ALLIANCE LAUNDRY HOLDINGS LLC
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                Three Months Ended
                                                                              -----------------------
                                                                              March 31,     March 31,
                                                                                2001         2000
                                                                              ---------     ----------
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net loss ................................................................... $ (1,074)   $ (1,602)
   Adjustments to reconcile net loss to net cash
      provided by operating activities; excluding the effects of the acquisition opening balance sheet:
          Depreciation and amortization .......................................    4,182       4,303
          Non-cash interest ...................................................    1,739         507
          Gain on sale of property, plant and equipment .......................      (46)         (3)
          Changes in assets and liabilities:
             Accounts and notes receivable ....................................  (13,893)     11,954
             Inventories ......................................................      341      (6,888)
             Other assets .....................................................      (87)     (2,289)
             Accounts payable .................................................    3,474       2,094
             Finance program obligation .......................................     (187)        152
             Other liabilities ................................................    1,270      (1,884)
                                                                                 -------    ---------
          Net cash provided by (used in) operating activities .................   (4,281)      6,344
                                                                                 -------    ---------
Cash flows from investing activities:
      Additions to property, plant and equipment ..............................   (1,342)     (1,226)
      Acquisition of business .................................................       --     (13,356)
      Proceeds on disposal of property, plant and equipment ...................       60           5
                                                                                 -------    ---------
        Net cash used in investing activities .................................   (1,282)    (14,577)
                                                                                 -------    ---------

Cash flows from financing activities:
      Net principal payments on long-term debt ................................     (250)         --
      Net borrowings on revolving line of credit ..............................    2,000       8,000
      Distribution to Raytheon and related transaction costs ..................       --        (465)
                                                                                 -------    ---------
        Net cash provided by financing activities .............................    1,750       7,535
                                                                                 -------    ---------

Decrease in cash ..............................................................   (3,813)       (698)
Cash at beginning of quarter ..................................................    5,091       3,028
                                                                                 -------    ---------
Cash at end of quarter ........................................................ $  1,278    $  2,330
                                                                                 =======    =========
Supplemental disclosure of cash flow information:
      Cash paid for interest .................................................. $  4,774    $  4,387
      Non-cash transactions:
        Recapitalization price adjustment payable .............................       --     (10,042)


               Notes to Unaudited Condensed Financial Statements


NOTE 1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The unaudited financial statements as of and for the quarter ended March 31, 2001 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

     The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) in members' deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. The Company expects to reclassify in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the three months ended March 31, 2001, the Company recognized a loss of $1.3 million reflecting the changes in the fair values of its interest rate swaps and a gain of $0.2 million for the reclassification of the transition adjustment as discussed above. The resulting loss and gain were recorded in interest expense in the statements of operations.

     During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling fees and costs which the Company had previously recorded on a net basis as a component of selling, general and administrative expenses are reflected in net revenues and cost of goods sold as appropriate. Prior year amounts have been reclassified in the accompanying statements of operations to conform with the requirements of EITF 00-10.

     During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives." In accordance with the provisions of EITF 00-14, certain sales incentive costs which the Company had previously recorded as a component of selling, general and administrative expenses are reflected in net revenues. Prior year amounts have been reclassified in the accompanying statements of operations to conform with the requirements of EITF 00-14.

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     This report on Form 10-Q for the quarter ended March 31, 2001 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2000.

NOTE 2.  INVENTORIES

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):



                                     March 31,   December 31,
                                       2001        2000
                                    ----------   ------------
                                    (Unaudited)

     Materials and purchased parts   $ 12,835    $ 13,250

     Work in process .............      4,533       4,907

     Finished goods ..............     22,149      21,895

     Less: inventory reserves ....     (2,396)     (2,590)
                                     --------    --------
                                     $ 37,121    $ 37,462
                                     ========    ========

NOTE 3.    COMMITMENTS AND CONTINGENCIES

     On February 8, 1999, the Company's prior owner, Raytheon Company ("Raytheon") commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company (the "Raytheon Arbitration"), seeking damages of $12.2 million plus interest thereon and attorney's fees based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry Systems LLC ("Alliance Laundry"). The Company asserted in the Raytheon Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000 the arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company prevailed on its counterclaims. Ultimately the Company was required to pay Raytheon $6.8 million, including interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. After considering certain price adjustments previously recorded in the financial statements as of and for the period ended December 31, 1999, the Company recorded $9.9 million plus related costs of $0.6 million in the first quarter 2000 financial statements as an adjustment of members' deficit. This treatment is consistent with the original recording of the May 5, 1998 Agreement and Plan of Merger which was accounted for as a recapitalization. The related net interest, including amounts related to prior years, was included in interest expense in the first quarter 2000 financial statements.

     In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, ("ALSA") a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an "ad-hoc" panel (the "Lopez Arbitration"), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos $1,408,900 ($1.4 million U.S. dollars), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material affect on the Company's operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company's financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company's investment in ALSA was written down to the value of certain remaining assets. Under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA.

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material affect on the Company's financial position, liquidity or results of operations.



NOTE 4. COMPREHENSIVE LOSS

        Comprehensive loss for the three months ended March 31, 2001 and 2000 consist of the following (in thousands):

                                                          Three Months Ended
                                                       -----------------------
                                                        March  31,   March  31,
                                                         2001          2000
                                                       --------    -----------
Comprehensive loss:
 Net loss                                              $(1,074)      $(1,062)
 Other comprehensive income (loss)
    Net unrealized holding loss on residual interests   (2,616)           --
    Unrealized gain on interest rate swap                  564            --
                                                       --------      ---------
 Comprehensive loss                                    $(3,126)      $(1,062)
                                                       ========      =========

NOTE 5. ACQUISITION OF AJAX PRODUCT LINE

        On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.'s press and finishing equipment division (d/b/a "Ajax"). Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the drycleaning and industrial laundry markets. The cash consideration was approximately $13.1 million. The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded acquisition costs of $0.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair value. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $11.1 million and is being amortized on a straight-line basis over 20 years. The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility. As part of the Ajax acquisition, the Cincinnati facility was closed, and production was transferred to the Company's Marianna, Florida manufacturing facility. As such, a $1.4 million reserve was established in the acquisition opening balance sheet primarily for employee termination and severance benefit charges.

     The Ajax acquisition has been accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying statements of operations include only revenue and expenses of Ajax for the period from March 6, 2000. On a pro-forma basis, this acquisition was not material to the results of operations for the periods presented and, accordingly, such information is not presented.

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

     This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical net revenues for the periods indicated:



                              Quarter Ended
                          --------------------
                          March 31,   March 31,
                            2001       2000
                          --------    -------
                         (Dollars in millions)
Net revenues:
  Commercial laundry..... $   53.2    $  57.1
  Service parts..........      9.5        9.2
                          --------    -------
                          $   62.7    $  66.3
                          ========    =======

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:




                                                  Quarter Ended
                                               -------------------
                                               March 31,  March 31,
                                                 2001       2000
                                               ---------  ---------

Net revenues ..............................     100.0%    100.0%

Cost of sales .............................      74.4%     74.1%

Gross profit ..............................      25.6%     25.9%

Selling, general and administrative expense      11.9%     13.8%

Operating income ..........................      13.6%     12.1%

     Net loss .............................      (1.7%)    (2.4%)


     Net revenues. Net revenues for the quarter ended March 31, 2001 decreased $3.6 million, or 5.5%, to $62.7 million from $66.3 million for the quarter ended March 31, 2000. This decrease, attributable to lower commercial laundry revenue of $3.9 million, was partly offset by increases in service parts revenue of $0.3 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $2.3 million, and lower international revenue of $1.6 million. The decrease in North American equipment revenue was primarily due to lower revenue from laundromats and on-premise laundries, partly offset by additional revenue resulting from the acquisition of the Ajax pressing and finishing equipment product line on March 6, 2000.

     Gross profit. Gross profit for the quarter ended March 31, 2001 decreased $1.2 million, or 6.7%, to $16.0 million from $17.2 million for the quarter ended March 31, 2000. This decrease was attributable to the lower sales volume as discussed above. Gross profit as a percentage of net revenues decreased to 25.6% for the quarter ended March 31, 2001 from 25.9% for the quarter ended March 31, 2000.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased $1.6 million, or 18.2%, to $7.5 million from $9.1 million for the quarter ended March 31, 2000. The decrease in selling, general and administrative expenses was primarily attributable to one-time expenses in 2000 of $1.4 million relating to the relocation of tumbler manufacturing to Ripon, Wisconsin from Madisonville, Kentucky. Selling, general and administrative expenses as a percentage of net revenues decreased to 11.9% for the quarter ended March 31, 2001 from 13.8% for the quarter ended March 31, 2000.

     Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2001 increased $0.6 million, or 6.4%, to $8.6 million from $8.0 for the quarter ended March 31, 2001. Operating income as a percentage of net revenues increased to 13.6% for the quarter ended March 31, 2001 from 12.1% for the quarter ended March 31, 2000.

     Interest expense. Interest expense for the quarter ended March 31, 2001 increased $0.1 million, or 0.3%, to $9.7 million from $9.6 million for the quarter ended March 31, 2000. The increase is attributable to the non-cash mark-to-market adjustment of the Company's interest rate swap agreements,

$1.1 million, and higher borrowings under the Company's Revolving Credit Facility, which were partially offset by a one-time net interest expense in 2000 of $1.5 million associated with the Raytheon Arbitration award.

     Net loss. As a result of the foregoing, net loss for the quarter ended March 31, 2001 decreased $0.5 million, or 33.0%, to $1.1 million as compared to $1.6 million for the quarter ended March 31, 2000. Net loss as a percentage of net revenues decreased to (1.7%) for the quarter ended March 31, 2001 from (2.4%) for the quarter ended March 31, 2000.

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

     The Company's principal sources of liquidity are cash flows generated from operations and borrowings under its $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2001 will not exceed $10.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

     As of March 31, 2001, the Company has $339.0 million of combined indebtedness outstanding, consisting of outstanding debt of $199.3 million under the Term Loan Facility and $14.0 million under the Revolving Credit Facility, $110.0 million of senior subordinated notes and $14.9 million of junior subordinated notes, and $0.8 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement. The Company had $50.2 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $12.9 million at March 31, 2001 in additional indebtedness under the Revolving Credit Facility.

     The $199.3 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:



                    Year               Amount Due
                    ----               (Dollars in
                                         millions)

                     2001...............   $ 0.8
                     2002...............   $ 1.0
                     2003...............   $20.5
                     2004...............   $98.5
                     2005...............   $78.5

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

     The Company's ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

Historical

     Cash used in operations for the three months ended March 31, 2001 of $4.3 million was principally derived from changes in working capital, lower sales of accounts receivable under the Asset Backed Facility, and an increase in ineligible loans under the Asset Backed Facility, partially offset by an increase in accounts payable and cash generated from operations. The working capital investment in accounts receivable at March 31, 2001 of $14.4 million increased $3.8 million as compared to the balance of $10.6 million at December 31, 2000, which was primarily attributable to selling less accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The working capital investment in notes receivable at March 31, 2001 of $20.3 million increased $10.1 million as compared to the balance of $10.2 million at December 31, 2000, which was primarily attributable to the retained interest on loans sold through ALRW, and the increase in ineligible loans under the Asset Backed Facility. The investment in accounts payable at March 31, 2001 of $12.2 million increased $3.4 million as compared to the balance of $8.8 million at December 31, 2000. The accounts payable balance at March 31, 2001 reflected a higher level of raw material purchases in March as compared to December. Cash generated by operations of $4.8 million is attributed to the net loss of ($1.1) million, offset by non-cash expenses from depreciation, amortization and interest of $5.9 million.

     Net cash used in operating activities for the quarter ended March 31, 2001 of $4.3 million increased by $10.6 million as compared to the quarter ended March 31, 2000. This increase was primarily due to higher net cash used in changes in assets and liabilities of $12.2 million, offset by an increase in net cash provided by operations (net loss adjusted for depreciation, amortization, non-cash interest and gains on sale of property, plant and equiptment) of $1.6 million for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The net cash impact from changes in assets and liabilities for the quarter ended March 31, 2001 of $12.2 million was largely due to lower sales of accounts receivable under the Asset Backed Facility, and the increase in ineligible loans under the Asset Backed Facility.

Capital Expenditures

     The Company's capital expenditures for the three months ended March 31, 2001 and March 31, 2000 were $1.3 million and $1.2 million, respectively. Capital spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production to the Company's Marianna, Florida manufacturing facility (see Note 6), while spending in 2000 was principally oriented toward reducing manufacturing costs and transitioning tumbler production from the Company's Madisonville, Kentucky manufacturing facility to Ripon, Wisconsin.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The consensus concludes on how a transferor that retains an interest in a securitization transaction, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for interest income and impairment. Issue No. 99-20 is required to be adopted by the Company in the second quarter of 2001. The Company is currently evaluating the effects of Issue No. 99-20 on its financial statements.

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

FORWARD-LOOKING STATEMENTS

     With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the "Note 3 - Commitments and Contingencies" section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Annual Report on Form 10-K (file no. 333-56857).

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings.

                Legal actions relating to the Lopez Arbitration are described in Footnote 3 to the Financial Statements in Part I hereto and are incorporated by reference into Part II.


Item 2.         Changes in Securities. None.

Item 3.         Defaults upon Senior Securities. None.

Item 4.         Submission of Matters to a Vote
                of Security Holders. None.

Item 5.         Other Information. None.

Item 6.         Exhibits and Reports on Form 8-K

                (a) List of Exhibits. None.

                (b) Reports on Form 8-K.  None.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 2nd day of May 2001.

Signature               Title                                  Date
---------               -----                                  ----


                        Chairman and CEO
----------------------                                         ----------------
Thomas L'Esperance
                        Vice President - Chief Financial Officer
----------------------
Bruce P. Rounds                                                ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 2nd day of May 2001.

Signature               Title                                  Date
---------               -----                                  ----


                        Chairman and CEO
-----------------------                                        ----------------
Thomas L'Esperance

                        Vice President - Chief Financial Officer
-----------------------                                        ----------------
Bruce P. Rounds

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 2nd day of May 2001.

Signature               Title                                   Date
---------               -----                                   ----


                        Chairman and CEO                        ----------------
--------------------
Thomas L'Esperance

                        Vice President - Chief Financial Officer
--------------------                                            ----------------
Bruce P. Rounds