Form 10-Q
period 2001-09-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2001-10-31
CIK 1063699, 1063698, 1063697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

    [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from_______________ to___________

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

                                 Yes [X] No [_]

                          Alliance Laundry Systems LLC
                                    Form 10-Q
                     For The Period Ended September 30, 2001

                                Table of Contents

                                                                                                      Page No.
                                                                                                      --------
PART I     Financial Information

Item 1.    Financial Statements

           Condensed Balance Sheets as of September 30, 2001 and December 31, 2000                          3

           Condensed Statements of Operations for the periods ended September 30, 2001
           and September 30, 2000                                                                           4

           Condensed Statements of Cash Flows for the periods ended September 30, 2001
           and September 30, 2000                                                                           5

           Notes to Unaudited Condensed Financial Statements                                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            9

PART II    Other Information

Item 1.    Legal Proceedings                                                                               18

Item 2.    Changes in Securities                                                                           18

Item 3.    Defaults upon Senior Securities                                                                 18

Item 4.    Submission of Matters to a Vote of Security Holders                                             18

Item 5.    Other Information                                                                               18

Item 6.    Exhibits and Reports on Form 8-K                                                                18

Signatures                                                                                                 19

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          ALLIANCE LAUNDRY HOLDINGS LLC
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                                                    September 30,            December 31,
                                                                                        2001                     2000
                                                                                    -------------            ------------
                                    Assets                                           (Unaudited)
Current assets:
    Cash .......................................................................    $     323                $   5,091
    Cash-restricted ............................................................          446                      494
    Accounts receivable, net ...................................................       17,057                   10,575
    Inventories, net ...........................................................       31,801                   37,462
    Prepaid expenses and other .................................................        9,944                    8,825
                                                                                    ---------                ---------
       Total current assets ....................................................       59,571                   62,447

Notes receivable ...............................................................       22,488                   10,208
Property, plant and equipment, net .............................................       49,552                   53,857
Goodwill, net ..................................................................       55,928                   57,327
Debt issuance costs, net .......................................................        8,702                   10,583
Other assets ...................................................................       15,153                   18,335
                                                                                    ---------                ---------
       Total assets ............................................................    $ 211,394                $ 212,757
                                                                                    =========                =========

                  Liabilities and Members' Deficit
Current liabilities:
    Current portion of long-term debt ..........................................    $   1,228                $   1,036
    Accounts payable ...........................................................       14,574                    8,755
    Finance program obligation .................................................        1,707                    3,121
    Revolving credit facility ..................................................        4,000                   12,000
    Other current liabilities ..................................................       21,625                   18,466
                                                                                    ---------                ---------
       Total current liabilities ...............................................       43,134                   43,378


Long-term debt:
    Senior credit facility .....................................................      197,750                  198,500
    Senior subordinated notes ..................................................      110,000                  110,000
    Junior subordinated note ...................................................       16,342                   14,343
    Other long-term debt .......................................................        1,323                      726

Other long-term liabilities ....................................................        1,658                    1,671
                                                                                    ---------                ---------
       Total liabilities .......................................................      370,207                  368,618

Mandatorily redeemable preferred equity ........................................        6,000                    6,000
Members' deficit ...............................................................     (164,813)                (161,861)
                                                                                    ---------                ---------
       Total liabilities and members' deficit ..................................    $ 211,394                $ 212,757
                                                                                    =========                =========

                          ALLIANCE LAUNDRY HOLDINGS LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                         Three Months Ended                Nine Months Ended
                                                                   ------------------------------    ------------------------------
                                                                   September 30,    September 30,    September 30,    September 30,
                                                                        2001             2000             2001             2000
                                                                   -------------    -------------    -------------    -------------
                                                                             (Unaudited)                       (Unaudited)
Net revenues:
    Commercial laundry .........................................   $  51,792        $  55,911        $ 164,501        $ 179,905
    Service parts ..............................................       8,531            8,651           26,634           26,884
                                                                   ---------        ---------        ---------        -------------
                                                                      60,323           64,562          191,135          206,789

Cost of sales ..................................................      45,495           47,387          143,321          151,859
                                                                   ---------        ---------        ---------        -------------
Gross profit ...................................................      14,828           17,175           47,814           54,930
                                                                   ---------        ---------        ---------        -------------

Selling, general and administrative expense ....................       7,380            9,128           22,470           28,386
Nonrecurring costs .............................................           -              402                -              402
                                                                   ---------        ---------        ---------        -------------
Total operating expenses .......................................       7,380            9,530           22,470           28,788
                                                                   ---------        ---------        ---------        -------------
      Operating income .........................................       7,448            7,645           25,344           26,142

Interest expense ...............................................       8,138            8,920           26,347           27,165
Other income (expense), net ....................................          (3)             460               77              352
                                                                   ---------        ---------        ---------        -------------
      Loss before taxes ........................................        (693)            (815)            (926)            (671)
Provision for income taxes .....................................           -                -               22               20
                                                                   ---------        ---------        ---------        -------------
      Net loss before cumulative effect of
        accounting change ......................................        (693)            (815)            (948)            (691)
Cumulative effect of change in accounting principle ............           -                -            2,043                -
                                                                   ---------        ---------        ---------        -------------
      Net loss .................................................   $    (693)       $    (815)       $  (2,991)       $    (691)
                                                                   =========        =========        =========        =============

                          ALLIANCE LAUNDRY HOLDINGS LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                        Nine Months Ended
                                                                                               ---------------------------------
                                                                                                September 30,      September 30,
                                                                                                     2001               2000
                                                                                               --------------     --------------
                                                                                                            (Unaudited)
Cash flows from operating activities:
     Net loss before cumulative effect of accounting change ................................   $         (948)     $        (691)
     Adjustments to reconcile net loss before cumulative effect of accounting change to cash provided by operating activities;
         excluding the effects of the acquisition opening balance sheet:
            Depreciation and amortization ..................................................           12,625             12,943
            Non-cash interest ..............................................................            3,566              1,685
            Gain on sale of property, plant and equipment ..................................              (77)              (352)
            Changes in assets and liabilities:
               Accounts and notes receivable ...............................................          (18,758)            (2,622)
               Inventories .................................................................            5,661             (6,203)
               Other assets ................................................................             (771)            (3,058)
               Accounts payable ............................................................            5,819              1,777
               Finance program obligation ..................................................           (1,366)                98
               Other liabilities ...........................................................            1,972              1,318
                                                                                                     --------           --------
            Net cash provided by operating activities ......................................            7,723              4,895
                                                                                                     --------           --------

Cash flows from investing activities:
     Additions to property, plant and equipment ............................................           (4,675)            (3,622)
     Acquisition of business ...............................................................               --            (13,399)
     Proceeds on disposal of property, plant and equipment .................................              171              1,329
                                                                                                     --------           --------
            Net cash used in investing activities ..........................................           (4,504)           (15,692)
                                                                                                     --------           --------

Cash flows from financing activities:
     Proceeds from long-term debt ..........................................................              812                750
     Principal payments on long-term debt ..................................................             (799)              (250)
     Net increase/(decrease) from  revolving line of credit borrowings .....................           (8,000)            14,000
     Distribution to Raytheon and related transaction costs ................................               --             (5,920)
                                                                                                     --------           --------
            Net cash provided by (used in) financing activities ............................           (7,987)             8,580
                                                                                                     --------           --------
Decrease in cash ...........................................................................           (4,768)            (2,217)
Cash at beginning of period ................................................................            5,091              3,028
                                                                                                     --------           --------
Cash at end of period ......................................................................   $          323      $         811
                                                                                                     ========           ========
Supplemental disclosure of cash flow information:

     Cash paid for interest ................................................................   $       18,563      $      21,094

Notes to Unaudited Condensed Financial Statements

NOTE 1.      BASIS OF PRESENTATION

         The unaudited financial statements as of September 30, 2001 and for the periods ended September 30, 2001 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

         Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". In accordance with the provisions of EITF 99-20, the Company recognized an approximate $2.0 million charge upon adoption, reflecting the write-down of the Company's retained interests to fair value pursuant to the impairment provisions of EITF 99-20. The year-to-date net effects on operating income of adopting EITF 99-20 are not material.

         During the second quarter of 2001, the Company also adopted Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as replacement of SFAS No. 125." This Statement revises certain aspects of the current standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain new and expanded disclosures. SFAS 140 was effective for the Company in the second quarter of 2001 and did not have a material effect on the Company's financial statements. The Company adopted the disclosure provisions of SFAS 140 during the fourth quarter of 2000.

         The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. In accordance with the transition provisions of FAS 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) in members' deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. The Company expects to reclassify in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the nine months ended September 30, 2001, the Company recognized a loss of $2.1 million reflecting the changes in the fair values of its interest rate swaps and a gain of $0.5 million for the reclassification of the transition adjustment as discussed above. The resulting loss and gain were recorded in interest expense in the statement of operations.

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

         This report on Form 10-Q for the periods ended September 30, 2001 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2000.

NOTE 2.  INVENTORIES

         Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                                September 30,      December 31,
                                                    2001              2000
                                               ---------------   ---------------
                                                 (Unaudited)
    Materials and purchased parts.........     $    12,457           $ 13,250
    Work in process.......................           4,677              4,907
    Finished goods........................          17,607             21,895
    Less: inventory reserves..............          (2,940)            (2,590)
                                               ---------------   ---------------
                                               $    31,801           $ 37,462
                                               ===============   ===============

NOTE 3.  COMMITMENTS AND CONTINGENCIES

         On February 8, 1999, the Company's prior owner, Raytheon Company ("Raytheon") commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company (the "Raytheon Arbitration"), seeking damages of $12.2 million plus interest thereon and attorney's fees based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry Systems LLC ("Alliance Laundry"). The Company asserted in the Raytheon Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry is liable for such amount. In addition, the Company filed counterclaims and claims seeking damages in excess of $30 million from Raytheon. On March 31, 2000 the arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company prevailed on its counterclaims. Ultimately the Company was required to pay Raytheon $6.8 million, including interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. After considering certain price adjustments previously recorded in the financial statements as of and for the period ended December 31, 1999, the Company recorded $9.9 million plus related costs of $0.6 million in the first quarter 2000 financial statements as an adjustment of members' deficit. This treatment is consistent with the original recording of the May 5, 1998 Agreement and Plan of Merger which was accounted for as a recapitalization. The related net interest of $1.5 million, including amounts related to prior years, was included in interest expense in the first quarter 2000 financial statements.

         In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, ("ALSA") a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an "ad-hoc" panel (the "Lopez Arbitration"), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos $1,408,900 ($1.4 million U.S. dollars), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material effect on the Company's operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company's financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company's investment in ALSA was written down to the value of certain remaining assets. Under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA.

         Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE 4.  COMPREHENSIVE INCOME/(LOSS)


         Comprehensive income/(loss) for the nine months ended September 30, 2001 and 2000 consist of the following (in thousands):


                                                                                  Nine Months Ended
                                                                    -------------------------------------
                                                                      September 30,        September 30,
                                                                           2001                 2000
                                                                    ---------------        --------------
     Comprehensive loss:
         Net loss                                                         $ (2,991)        $         (691)
         Other comprehensive income (loss)
            Net unrealized holding loss on residual interests                 (332)                     -
            Unrealized gain on interest rate swap                              283                      -
                                                                    ---------------        --------------
         Comprehensive loss                                               $ (3,040)        $         (691)
                                                                    ===============        ==============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company believes it is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch and Ajax, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. The Company's commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's historical net revenues for the periods indicated:

                                                   Quarter Ended
                                      ----------------------------------------
                                        September 30,           September 30,
                                           2001                     2000
                                      ----------------       -----------------
                                                  (Dollars in millions)

    Net revenues:
       Commercial laundry............ $           51.8        $          55.9
       Service parts.................              8.5                    8.7
                                      ----------------       -----------------
                                      $           60.3        $          64.6
                                      ================       =================

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

                                                                                    Quarter Ended
                                                                           -------------------------------
                                                                            September 30,     September 30,
                                                                               2001               2000
                                                                           --------------     ------------
    Net revenues.........................................................         100.0%         100.0%
    Cost of sales........................................................          75.4%          73.4%
    Gross profit.........................................................          24.6%          26.6%
    Selling, general and administrative expense..........................          12.3%          14.2%
    Nonrecurring costs...................................................             -            0.6%
    Operating income.....................................................          12.3%          11.8%
       Net loss before cumulative effect of accounting change............          (1.1%)         (1.3%)



         Net revenues. Net revenues for the quarter ended September 30, 2001 decreased $4.3 million, or 6.6%, to $60.3 million from $64.6 million for the quarter ended September 30, 2000. This decrease was primarily attributable to lower commercial laundry revenue of $4.1 million and lower service parts revenue of $0.2 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $3.2 million and lower earnings from the Company's off-balance sheet equipment financing program of $0.9 million. The decrease in North American equipment revenue was primarily due to lower revenue from laundromats, on-premise laundries and drycleaners resulting from a general economic slowdown. Finance program revenue was lower as a result of a non-cash charge of approximately $1.0 million related to the write-down of the Company's retained interests and notes receivable. This charge was primarily related to net retained interest adjustments from faster than expected prepayments due to lower prevailing interest rates.

         Gross profit. Gross profit for the quarter ended September 30, 2001 decreased $2.4 million, or 13.7%, to $14.8 million from $17.2 million for the quarter ended September 30, 2000. This decrease was primarily attributable to the lower sales volume as discussed above and manufacturing variances which occurred as a result of efforts to reduce finished goods inventories. Gross profit as a percentage of net revenues decreased to 24.6% for the quarter ended September 30, 2001 from 26.6% for the quarter ended September 30, 2000. This 2% decrease was primarily attributable to manufacturing volume inefficiencies related to the lower sales volume and the non-cash finance program charge noted above.

         Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased $1.7 million, or 19.1%, to $7.4 million from $9.1 million for the quarter ended September 30, 2000. The decrease in selling, general and administrative expenses was primarily due to lower independent development expenses of $0.4 million, a lower loss on sales of qualified accounts receivable of $0.5 million, lower one-time expenses related primarily to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin of $0.4 million, lower one-time expenses related primarily to the relocation of Cincinnati, Ohio production lines to Marianna, Florida of $0.7 million partly offset by higher pension costs of $0.2 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 12.3% for the quarter ended September 30, 2001 from 14.2% for the quarter ended September 30, 2000.

         Nonrecurring costs. There were no nonrecurring costs for the quarter ended September 30, 2001 as compared to $0.4 million of nonrecurring costs for the quarter ended September 30, 2000. Nonrecurring costs in 2000 were comprised entirely of employee termination and severance benefits related to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin.

         Operating income. As a result of the foregoing, operating income for the quarter ended September 30, 2001 decreased $0.2 million, or 2.6%, to $7.4 million from $7.6 million for the quarter ended September 30, 2000. Operating income as a percentage of net revenues increased to 12.3% for the quarter ended September 30, 2001 from 11.8% for the quarter ended September 30, 2000.

         Interest expense. Interest expense for the quarter ended September 30, 2001 decreased $0.8 million, or 8.8%, to $8.1 million from $8.9 million for the quarter ended September 30, 2000. While interest rates declined, the effect was partially offset by a $0.1 million non-cash adjustment to reflect changes in the fair values of the Company's interest rate swap agreements.

         Net loss. As a result of the foregoing, net loss for the quarter ended September 30, 2001 decreased $0.1 million to a net loss of $0.7 million as compared to a net loss of $0.8 million for the quarter ended September 30, 2000. Net loss as a percentage of net revenues decreased to (1.1%) for the quarter ended September 30, 2001 from (1.3%) for the quarter ended September 30, 2000.

The following table sets forth the Company's historical net revenues for the periods indicated:

                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                           September 30,      September 30,
                                                                                2001               2000
                                                                           -------------   ----------------
                                                                                 (Dollars in millions)
    Net revenues:
       Commercial laundry.........................................         $       164.5      $       179.9
       Service parts..............................................                  26.6               26.9
                                                                           -------------      -------------
                                                                           $       191.1      $       206.8
                                                                           =============      =============


The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

                                                                                             Nine Months Ended
                                                                                      ------------------------------
                                                                                      September 30,    September 30,
                                                                                          2001             2000
                                                                                      -------------    -------------
    Net revenues................................................................          100.0%           100.0%
    Cost of sales...............................................................           75.0%            73.4%
    Gross profit................................................................           25.0%            26.6%
    Selling, general and administrative expense.................................           11.7%            13.8%
    Nonrecurring costs..........................................................              -              0.2%
    Operating income............................................................           13.3%            12.6%
       Net loss before cumulative effect of accounting change...................           (0.5%)           (0.3%)


         Net revenues. Net revenues for the nine months ended September 30, 2001 decreased $15.7 million, or 7.6%, to $191.1 million from $206.8 million for the nine months ended September 30, 2000. This decrease was primarily attributable to lower commercial laundry revenue of $15.4 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $10.5 million, and lower international revenue of $3.7 million. The decrease in North American equipment revenues was primarily due to lower revenues from laundromats, on-premise laundries, and drycleaners resulting from a general economic slowdown.

         Gross profit. Gross profit for the nine months ended September 30, 2001 decreased $7.1 million, or 13.0%, to $47.8 million from $54.9 million for the nine months ended September 30, 2000. This decrease was primarily attributable to the lower sales volume as discussed above and manufacturing variances which occurred as a result of efforts to reduce finished goods inventories. Gross profit as a percentage of net revenues decreased to 25.0% for the nine months ended September 30, 2001 from 26.6% for the nine months ended September 30, 2000. This 1.6% decrease was primarily attributable to manufacturing volume inefficiencies related to the lower sales volume and manufacturing inefficiencies related to lower manufacturing volumes required to reduce finished goods stocking levels.

         Selling, general and administrative expense. Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased $5.9 million, or 20.8%, to $22.5 million from $28.4 million for the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses was primarily due to lower sales and marketing expenses of $0.8 million, lower independent development expenses of $1.5 million, a lower loss on sales of qualified accounts receivable of $1.3 million, and lower one-time expenses related primarily to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin of $2.1 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 11.7 % for the nine months ended September 30, 2001 from 13.8% for the nine months ended September 30, 2000.

         Nonrecurring costs. There were no nonrecurring costs for the nine months ended September 30, 2001 as compared to $0.4 million of nonrecurring costs for the nine months ended September 30, 2000. Nonrecurring costs in 2000 were comprised entirely of employee termination and severance benefits due to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin.

         Operating income. As a result of the foregoing, operating income for the nine months ended September 30, 2001 decreased $0.8 million, or 3.1%, to $25.3 million from $26.1 million for the nine months ended September 30, 2000. Operating income as a percentage of net revenues increased to 13.3% for the nine months ended September 30, 2001 from 12.6% for the nine months ended September 30, 2000.

         Interest expense. Interest expense for the nine months ended September 30, 2001 decreased $0.9 million, or 3.0%, to $26.3 million from $27.2 million for the nine months ended September 30, 2000. Reductions resulting from lower interest rates throughout 2001 and a one-time net interest expense in 2000 of $1.5 million associated with the Raytheon Arbitration award were offset by $1.6 million of non-cash adjustments to reflect changes in the fair values of the Company's interest rate swap agreements for the nine months ended September 30, 2001.

         Net loss before cumulative effect of accounting change. As a result of the foregoing, net loss before cumulative effect of accounting change for the nine months ended September 30, 2001 increased $0.2 million to a net loss before cumulative effect of accounting change of $0.9 million as compared to net loss before cumulative effect of accounting change of $0.7 million for the nine months ended September 30, 2000. Net loss before cumulative effect of accounting change as a percentage of net revenues increased to (0.5%) for the nine months ended September 30, 2001 from (0.3%) for the nine months ended September 30, 2000.

         Cumulative effect of accounting change. Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". In accordance with the impairment provisions of EITF 99-20, upon adoption the Company recognized a $2.0 million non-cash write-down of the Company's retained interests in its securitization transactions. The impairment was primarily driven by faster prepayment trends than had been anticipated at the time of sale.

         Net loss. As a result of the foregoing, net loss for the nine months ended September 30, 2001 increased $2.3 million to a net loss of $3.0 million as compared to net loss of $0.7 million for the nine months ended September 30, 2000. Net loss as a percentage of net revenues increased to (1.6%) for the nine months ended September 30, 2001 from (0.3%) for the nine months ended September 30, 2000.

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

         The Company's principal sources of liquidity are cash flows generated from operations and borrowings under its $75.0 million Revolving Credit Facility. The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2001 will not exceed $7.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

         As of September 30, 2001, the Company has $330.6 million of combined indebtedness outstanding, consisting of outstanding debt of $198.8 million under the Term Loan Facility and $4.0 million under the Revolving Credit Facility, $110.0 million of senior subordinated notes and $16.3 million of junior subordinated notes, $0.7 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement, and $0.8 million of borrowings pursuant to a financing transaction with Alliant Energy - Wisconsin Power & Light Company. The Company had $56.7 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Senior Credit Facility. After considering such limitations, the Company could have borrowed up to $9.7 million at September 30, 2001 in additional indebtedness under the Revolving Credit Facility.

         The $198.8 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:

                   Year                                   Amount Due
                   ----                                   ----------
                                                          (Dollars in
                                                           millions)
                   2001..............................    $       0.3
                   2002..............................    $       1.0
                   2003..............................    $      20.5
                   2004..............................    $      98.5
                   2005..............................    $      78.5

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

Historical

         Cash generated from operations for the nine months ended September 30, 2001 of $7.7 million was principally derived from changes in working capital which were offset by lower sales of accounts receivable under the Asset Backed Facility, and an increase in ineligible loans under the Asset Backed Facility. The working capital investment in accounts receivable at September 30, 2001 of $17.1 million increased $6.5 million as compared to the balance of $10.6 million at December 31, 2000, which was primarily attributable to selling less accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The investment in notes receivable at September 30, 2001 of $22.5 million increased $12.3 million as compared to the balance of $10.2 million at December 31, 2000, which was primarily attributable to the retained interests on new loans sold through ALRW, and the increase in ineligible loans under the Asset Backed Facility. The investment in inventory at September 30, 2001 of $31.8 million decreased $5.7 million as compared to the balance of $37.5 million at December 31, 2000. Accounts payable at September 30, 2001 of $14.6 million increased $5.8 million as compared to the balance of $8.8 million at December 31, 2000.

         Net cash provided by operating activities for the nine months ended September 30, 2001 of $7.7 million increased by $2.8 million as compared to the nine months ended September 30, 2000. This increase was primarily due to lower net cash used in changes in assets and liabilities of $1.2 million, and an increase in net cash provided by operations (net loss before cumulative effect of accounting change adjusted for depreciation, amortization, non-cash interest and gains on sale of property, plant and equipment) of $1.6 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The net cash impact from changes in assets and liabilities for the nine months ended September 30, 2001 of $1.2 million was largely due to decreased working capital investments in inventory and an increase in accounts payable, partially offset by lower sales of accounts receivable under the Asset Backed Facility and an increase in ineligible loans under the Asset Backed Facility.

Capital Expenditures

         The Company's capital expenditures for the nine months ended September 30, 2001 and September 30, 2000 were $4.7 million and $3.6 million, respectively. Capital spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production to the Company's Marianna, Florida manufacturing facility (see Note 5), while spending in 2000 was principally oriented toward reducing manufacturing costs and transitioning tumbler production from the Company's Madisonville, Kentucky manufacturing facility to Ripon, Wisconsin.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS 141 is effective for the Company July 1, 2001. SFAS 142 will be effective for the Company January 1, 2002. The Company is currently evaluating the impact of SFAS 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for the Company January 1, 2002. The effects upon adoption are not expected to have a material impact upon the Company.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         Legal actions relating to Lopez Arbitration are described in Footnote 3 to the Financial Statements in Part I hereto and are incorporated by reference into Part II.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    List of Exhibits.  None.

         (b)    Reports on Form 8-K.  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 31st day of October 2001.

                Signature                               Title                                            Date
                ---------                               -----                                            ----
          /s/ Thomas L'Esperance            Chairman and CEO                                             10-31-01
-------------------------------------------                                                       -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                   10-31-01
-------------------------------------------                                                       -----------------------
             Bruce P. Rounds

         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 31st day of October 2001.

                Signature                               Title                                            Date
                ---------                               -----                                            ----
          /s/ Thomas L'Esperance            Chairman and CEO                                             10-31-01
-------------------------------------------                                                       -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                   10-31-01
-------------------------------------------                                                       -----------------------
             Bruce P. Rounds

         Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 31st day of October 2001.

                Signature                               Title                                            Date
                ---------                               -----                                            ----

          /s/ Thomas L'Esperance            Chairman and CEO                                             10-31-01
-------------------------------------------                                                       -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                   10-31-01
-------------------------------------------                                                       -----------------------
             Bruce P. Rounds