Form 10-K
period 2001-12-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2002-03-06
CIK 1063699, 1063698, 1063697

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR

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

                          Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          Alliance Laundry Systems LLC
                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2001

                                                                     Page
                                                                     ----
               CAUTIONARY STATEMENTS FOR FORWARD-LOOKING
                  INFORMATION ........................................ 3

                              PART I.
ITEM 1.        BUSINESS .............................................. 3
ITEM 2.        PROPERTIES ............................................14
ITEM 3.        LEGAL PROCEEDINGS .....................................15
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS ...............................17

                             PART II.
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED STOCKHOLDER MATTERS .......................17
ITEM 6.        SELECTED FINANCIAL DATA ...............................17
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ................19
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK ........................................34
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........36
ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE .........................................69

                           PART III.
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS ......................69
ITEM 11.       EXECUTIVE COMPENSATION ................................71
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT .....................................73
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........76

                            PART IV.
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                  REPORTS ON FORM 8-K ................................78
               INDEX TO EXHIBITS .....................................78

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

General

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

         Alliance is the leading designer, manufacturer and marketer of stand alone commercial laundry equipment in North America and a leader worldwide. Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. The Company believes it has had the leading market share in the North American stand alone commercial laundry equipment industry for the last five years and has increased its market share from approximately 34% in 1996 to 38% in 2001. The Company attributes its industry leading position to: (i) the quality, reliability and functionality of its products; (ii) the breadth of its product offerings; (iii) its extensive distributor network and strategic alliances with key customers; and (iv) its investment in new product development and manufacturing capabilities. As a result of its market leadership, the Company has an installed base of equipment that it believes is the largest in the industry and that generates significant recurring sales of replacement equipment and service parts. In addition to stand alone commercial laundry equipment, the Company also offers presses and finishing equipment used in the drycleaning segment under the Ajax name (acquired March, 2000). Internationally, the Company has generated revenue of $32.5 million, $35.5 million and $36.8 million in 2001, 2000 and 1999, respectively. In addition, pursuant to an agreement which concluded September 17, 1999, the Company supplied consumer washing machines to Amana Company, L.P. ("Appliance

Co.") for sale at retail. For 2001, 2000 and 1999 the Company generated net revenues of $254.5 million, $265.4 million and $314.4 million and EBITDA (as defined in Item 6 -- Selected Financial Data) of $50.6 million, $46.0 million and $51.0 million, respectively.

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

         With an investment of over $51.4 million since 1997, the Company has substantially completed the development of many new products, the redesign of existing products and the modernization of its manufacturing facilities in Wisconsin and Florida. The Company believes its considerable investment in its product line and manufacturing capabilities has strengthened and will continue to enhance its market leadership position.

Corporate History

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

Company Strengths

         Market Leader with Significant Installed Base. The Company believes it led the North American industry in sales to all customer groups, with approximately 38% market share overall in 2001. As a result of its leading market position, the Company has achieved superior brand recognition and extensive distribution capabilities. The Company's market position has also allowed it to establish what it believes to be the largest installed base in its industry, which generates a significant level of recurring sales of replacement equipment and service parts and provides a platform for revenue growth.

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

         Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L'Esperance, the Company believes it has assembled the strongest management team in the commercial laundry equipment industry. The Company's seven executive officers have over 104 years of combined experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) ongoing refinements to its product offerings; (ii) the development of strategic alliances with key customers; (iii) the implementation of manufacturing cost reduction and quality improvement programs; and (iv) the acquisitions and successful integration of the commercial washer-extractor business of the UniMac Company ("UniMac") and the press and finishing equipment business of American Laundry Machinery Inc. ("Ajax"). In addition, management owns approximately 17% of the Company's common units on a diluted basis.

Business Strategy

         The Company's strategy is to achieve profitable growth by offering a full line of the most reliable and functional stand alone commercial laundry equipment and pressing and finishing equipment, along with comprehensive value-added services. The key elements of the Company's strategy are as follows:

         Offer Full Line of Superior Products and Services. The Company seeks to satisfy all of a customer's stand alone commercial laundry equipment and pressing and finishing equipment needs with its full line of products and services. The Company seeks to compete with other manufacturers in the commercial laundry equipment industry by introducing new products, features and value-added services tailored to meet evolving customer requirements. In 1999, for example, the Company introduced a new line of small-chassis frontload washers, offering multi-housing laundries increased water and energy efficiency. In addition, in late 2000, the Company introduced its NetMasterTM system of technologically advanced laundry products offering multi-housing and laundromat operators more flexibility and accountability. Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation. As a value added service to its customers, in 2001 the Company implemented automated PC web based business processes and electronic delivery of marketing and technical service communications. The development and ongoing support of the Company's Internet sites as well as the password-protected distributor sites are internally managed to enable quick response times and flexibility. International sites for customers, Electronic Customer Response Service, frequently asked technical questions and the addition of searchable marketing and technical communications have been added to the Company's web sites in 2001.

         Develop and Strengthen Alliances with Key Customers. The Company has developed and will continue to pursue long-term alliances and multi-year supply agreements with key customers. For example, the Company is the predominant supplier of new laundry equipment to Coinmach Corporation ("Coinmach"), the largest and fastest growing operator of multi-housing laundries in North America.

         Continuous Improvement in Manufacturing Operations. The Company seeks to continuously enhance its product quality and reduce costs through refinements to manufacturing processes. The Company achieves such improvements through collaboration among key customers, suppliers and its engineering and marketing personnel. Since 1995, the Company has progressively reduced manufacturing costs through improvements in raw material usage and labor efficiency, among other factors. In 2000 and 2001, the Company completed the consolidation from four manufacturing facilities to two remaining locations; Ripon, Wisconsin and Marianna, Florida. This consolidation yielded benefits in manufacturing efficiencies, overhead reduction and asset management. In 2000, the Company partnered with FLOW VISION Consultants to implement the Toyota Production System on one of its product lines. Additional product lines will be converted to this production method in 2002. Benefits derived from these process changes have shown significant gains in assembly efficiency, inventory reductions and quality improvement.

Industry Overview

         The Company estimates that North American stand alone commercial laundry equipment sales were approximately $452.0 million in 2001, of which the Company's equipment revenue represented approximately $173.4 million. The Company believes that North American sales of stand alone commercial laundry equipment have grown at a compound annual rate of approximately 1.0% since 1993. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment. Management believes industry growth will be sustained by continued population expansion and by customers increasingly "trading up" to equipment with enhanced functionality, raising average selling prices.

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

         Outside of the stand alone commercial laundry equipment market, the Company does not participate in manufacturing or selling commercial custom engineered, continuous process laundry systems. Until its March 6, 2000 acquisition of the Ajax press and finishing equipment line (see Note 3 -- Acquisition of Ajax Product Line), the Company offered only shirt laundering, wetcleaning and drying equipment to the commercial drycleaning equipment market. The drycleaning and continuous process laundry system segments are distinct from the stand alone commercial laundry equipment segment, employing different technologies and serving different customer groups.

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

         Laundromats. Management estimates that laundromats accounted for approximately 51% of North American stand alone commercial laundry equipment sales in 2001. These approximately 35,000 facilities typically provide walk-in, self-service washing and drying. Laundromats primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and dryers, respectively. Laundromats have historically been owned and operated by sole proprietors. Laundromat owners typically rely on distributors to provide equipment, technical and repair support and broader business services. For example, distributors may host seminars for potential laundry proprietors on laundromat investment opportunities. Independent proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner's reliance on the services of its local distributor, the Company believes that a strong distributor network in local markets can differentiate manufacturers in serving this customer group.

         In addition to distributor relationships, the Company believes laundromat owners choose among different manufacturers' products based on, among other things: (i) availability of equipment financing; (ii) reputation, reliability and ease and cost of repair; (iii) the water and energy efficiency of the products (approximately 25% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association ("CLA")); and (iv) the efficient use of physical space in the store (since 18% to 27% of annual gross revenue of laundromats is expended for rent according to the American Coin-Op Magazine 2001 "Rent Survey").

         Multi-housing Laundries. Management believes that multi-housing laundries accounted for approximately 28% of North American stand alone commercial laundry equipment sales in 2001. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations.

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

         On-premise Laundries. Management believes that on-premise laundries accounted for approximately 21% of North American stand alone commercial laundry equipment sales in 2001. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

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

         Drycleaning. Management estimates that North American drycleaning equipment sales were approximately $179.0 million in 2001. The approximately 34,000 drycleaners in North America provide full-service drycleaning and wetcleaning for households. This service includes stain removal, pressing, finishing and packaging. In addition, many commercial drycleaners provide laundry services for water-washable garments, rug cleaning services, and minor alteration and repair services.

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

Trends and Characteristics

         Growth Drivers. The Company believes that continued population expansion in North America has and will drive steady demand for garment and textile laundering by all customer groups purchasing commercial laundry equipment. The Company believes population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1990 and is projected to grow at approximately 0.9% per year on average over the next ten years.

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

and (ii) decreasing water extraction time by increasing spin rate. Product enhancements in 2000 increased the top load washer's spin speed to the fastest in the commercial laundry industry with its 710 spin speed. The higher spin speed substantially increases water extraction and thereby lowers moisture retention. For coin store owners the lower moisture retention results in reduced energy bills for clothes drying operations. Overall, this improvement provides faster drying times, lower energy costs and the potential for increased cycles per day.

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

         Washers. Washers represented approximately 48% of 2001 net revenues and include washer-extractors, topload washers and frontload washers.

         Washer-Extractors. The Company manufactures washer-extractors, its largest washer products, to process from 18 to 250 pounds of laundry per load. Washer-extractors extract water from laundry with spin speeds that produce over 300g's of centrifugal force, thereby reducing the time and energy costs for the drying cycle. Sold primarily under the Speed Queen, UniMac and Huebsch brands, these products represented approximately 26% of 2001 net revenues. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable to avoid a high cost of failure to the user.

         In late 1998 the Company introduced its new Water Saving System line of washer-extractors for on-premise laundries. This new line of washer-extractors is designed to obtain up to 32% reduction in water consumption for some applications. The system will also provide substantial reduction in sewer costs, detergent and energy usage for some operators.

         In 2001, the Company introduced a new 40-lb. wash load washer-extractor. The new washer replaced the Company's 35-lb. wash load capacity unit thereby offering customers additional wash capacity and an extra large opening for easy loading and unloading of clothes.

         Topload Washers. Topload washers are small-chassis washers with the capability to process up to 18 pounds of laundry per load with spin speeds that produce up to 150g's. Sold primarily to multi-housing laundries and laundromats under the Speed Queen and Huebsch brands, these products represented approximately 18% of 2001 net revenues.

         In 1997, the Company introduced its Automatic Balance System ("ABS"), which it believes provides the industry-leading out-of-balance handling. New topload washers with ABS deliver higher G-force, reducing moisture left in the laundry, thereby reducing drying time and energy usage.

         In late 2000, the Company introduced its NetMasterTM system of technologically advanced laundry products offering multi-housing and laundromat operators more business flexibility and accountability. Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

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

         The Company's frontload washers display the government's ENERGY STAR(R) mark. The ENERGY STAR label was designed by the government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with its 18lb. wash load capacity, the Company's frontload washer has a spin speed of over 1000 rpm, providing significant savings in the energy required to dry wash loads.

         In 2001, the Company introduced a new commercial stacked frontload washer and dryer which takes up half the floor space compared to a conventional washer and dryer. The pair saves on energy and water and received the government's ENERGY STAR(R) mark. The new product is offered with either coin or card activation.

         Dryers. Dryers represented approximately 32% of 2001 net revenues and include tumbler dryers, standard dryers and stacked dryers. The Company also sells a new line of stacked combination frontload washers and dryers.

         Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers represented approximately 21% of 2001 net revenues. Tumblers are sold primarily to laundromats and on-premise laundries under all four of the Company's brands. The Company's new tumbler dryer design, introduced in October 1997, features commonality of internal components between models, reducing parts inventory and improving serviceability. These units have 33% to 50% fewer moving parts as compared to their previous design. In addition, these tumblers require 20% less drying time as compared to the previous design and provides the fastest drying time in the industry.

         Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Sold under the Speed Queen and Huebsch brands, standard dryers (including stacked dryers) represented approximately 11% of 2001 net revenues. In 1997, the Company introduced its newly designed standard dryer, which serves the multi-housing and international consumer markets. The Company believes the dryer's increased capacity, measuring
7.1 cubic feet, is among the largest in the industry. The size of the loading door opening has also been increased to improve loading accessibility. The Company believes that the increased drying capacity and enhanced operational convenience that these improvements provide are critical factors to a customer's product satisfaction.

         Stacked Dryers and Stacked Frontload Washers and Dryers. To enable its multi-housing customers to conserve valuable floor space, the Company offers a stacked unit consisting of two 18 pound standard dryers and offers a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

         Presses and Finishing Equipment. Such sales accounted for approximately 3% of 2001 net revenues. Presses and finishing equipment are sold primarily to commercial drycleaners and industrial cleaning plants under the Ajax brand. The Company offers a broad array of presses and finishing equipment such as cabinet presses for shirt finishing; pants and linen presses; collar and cuff presses; shirt sleevers; steam-air garment finishers; and utility presses and accessories.

         Service Parts. The Company benefits from the recurring sales of service parts to its large installed base. Such sales accounted for approximately 14% of 2001 net revenues. The Company offers immediate response service whereby many of its parts are available on a 24-hour turnaround for emergency repair parts orders.

         Other Value-Added Services. The Company believes its customers attach significant importance to the value-added services it provides. The Company offers services that it believes are significant drivers of high customer satisfaction, such as equipment financing (which accounted for approximately 3% of 2001 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design, sales and service training for distributors, technical support and service training material. In addition, the Company believes it offers an unmatched range of complementary customer services and support, including toll-free technical support and on-call installation and repair service through its highly trained distributors, and web sites which provide information on all Alliance products and services including downloadable product literature, installation guides and site lay-out tools. The Company believes its extensive service capabilities, in addition to the dependability and functionality of its products, will continue to differentiate its products from the competition.

Customers

         The Company's customers include more than: (i) 100 distributors to laundromats; (ii) 100 distributors to on-premise laundries; (iii) 45 distributors to drycleaners; (iv) 80 route operators serving multi-housing laundries; and (v) 130 international distributors serving more than 70 countries.

         The Company's top ten equipment customers accounted for approximately 34% of 2001 net revenues. Coinmach, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Metropolitan Laundry Machinery Co., Inc. were the Company's largest customers, the largest of which, Coinmach, accounted for 15.7% of 2001 net revenues.

Sales and Marketing

         Sales Force. The Company's sales force of 34 is structured to serve the needs of each customer group. In addition, the Company, through a marketing staff of approximately 37 professionals, provides customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

         Marketing Programs. The Company supports its sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.2 million in 2001 and included a variety of forms, from print and electronic media to direct mail. In addition, Company representatives attended over 40 trade shows in 2001 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for the Company's products.

         Equipment Financing. The Company, through its special-purpose financing subsidiaries, offers an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include 2-9 year loans with an average principal amount of approximately $85,000. Management believes that the Company's off-balance sheet equipment financing program is among the industry's most comprehensive and that the program is an important component of its marketing activities. In addition, this service provides the Company with an additional source of recurring income.

         The financing program is structured to minimize risk of loss. The Company adheres to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged less than 1% for the five year period ended December 31, 2001, despite incurring net write-offs of approximately 2% for the year ended December 31, 2001.

Research and Development

         The Company's engineering organization is staffed with over 80 engineers and technical support staff. The Company's recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of its commercial laundry equipment. The Company's engineers and technical personnel, together with its marketing and sales personnel, collaborate with the Company's major customers to redesign and enhance its products to better meet customer needs. The cumulative research and development spending exceeded $34.3 million for the period 1998 through 2001. The Company has developed numerous proprietary innovations that the Company uses in select products. Over the past three years, the Company has rolled out its MicroMaster line of electronically controlled tumblers and washer-extractors under the Speed Queen brand as well as its CardMateTM Plus and NetMasterTM debit card cashless systems designed to replace coin operated equipment. The Company believes this array of new products allows it to continue to be an innovative leader in electronic controls equipment. The Company believes improvements made to existing products and the introduction of new products have supported the Company's market leadership position.

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

Manufacturing

         The Company owns and operates two manufacturing facilities located in Wisconsin and Florida with an aggregate of more than 830,000 square feet. The facilities are organized to focus on specific product segments, although each facility serves multiple customer groups. The Ripon plant presently produces the Company's small-chassis topload washers, frontload washers and small chassis dryers, and began producing the Company's tumbler dryers, beginning in the spring of 2000. The Marianna plant produces the Company's large-chassis washer-extractors, and began producing the Company's presses and finishing equipment, beginning in the fall of 2000. The Company's manufacturing plants primarily engage in fabricating, machining, painting, assembly and finishing operations. The Company also operates three product distribution centers, all of which are owned. The Company believes that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

         The Company purchases substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. The Company believes there are readily available alternative sources of raw materials from other suppliers. The Company has developed long-term relationships with many of its suppliers and has sourced materials from nine of its ten largest suppliers for at least five years.

         The Company is committed to achieving continuous improvement in all aspects of its business in order to maintain its industry leading position. All of the Company's manufacturing facilities are ISO 9001 certified.

ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 2001:


                                                                             Approximate
           Location                          Function/Products               Square Feet      Owned/Leased
           --------                          -----------------               -----------      ------------
Production Facilities
---------------------
Ripon, WI.....................   Manufacture small washers and dryers,
                                   and  tumbler dryers                          572,900         Owned
Marianna, FL..................   Manufacture washer-extractors,
                                    presses and finishing equipment             259,200         Owned/1/
                                                                             -----------
                                     Subtotal                                   832,100

Regional Distribution Centers
-----------------------------
Ripon, WI....................    Washers, dryers, tumbler dryers                147,500         Owned/2/
Marianna, FL.................    Washer-extractors, presses and
                                    finishing equipment                          33,000         Owned/1,3/

Ripon, WI....................    Service parts                                   60,800         Owned
                                                                             -----------
                                     Subtotal                                   241,300

Other
-----
Ripon, WI....................    Sales and administration                        65,700         Owned

Ripon, WI....................    Engineering and procurement                     43,100         Owned
                                                                             -----------
                                     Subtotal                                   108,800
                                                                             -----------
                                     Total                                    1,182,200
                                                                             ===========



1 The Marianna buildings are owned, however, the land is leased from the city of
  Marianna.
2 This distribution facility was constructed in 2000 on property owned by the Company.
3 This distribution facility was constructed in 2001.


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

         In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, ("ALSA") a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an "ad-hoc" panel (the "Lopez Arbitration"), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos $1,408,900 ($1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material effect on the Company's operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company's financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company's investment in ALSA was written down to the value of certain remaining assets. In management's opinion based on the advice of counsel, under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA. On December 20, 2001, ALSA's bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award.

         Since January 2002, there have been significant changes in Argentina's monetary legislation, and the value of the Argentine Peso. The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of February 22, 2002 the Argentine Peso was trading at .4963 per United States Dollar. Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

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

         Certain environmental investigatory and remedial work is underway or planned at, or relating to, the Company's Marianna, Florida and Ripon, Wisconsin manufacturing facilities. With respect to the Marianna facility, such work is being conducted by a former owner of the property and is being funded through an escrow account, the available balance of which the Company believes to be substantially greater than remaining remediation costs. With respect to the Ripon facility, such work will be conducted by the Company. The Company currently expects to incur costs of less than $100,000 through 2002 at the Ripon facility to complete remedial work. There can be no assurance, however, that additional remedial costs will not be incurred by the Company in the future with respect to the Ripon facility.

         With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities. In the event the former owner fails to honor their respective obligations under these indemnifications, such liabilities could be borne directly by the Company.

         The Company also received an order in 1995 from the U.S. Environmental Protection Agency ("EPA") requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated the Company's and Raytheon's ownership of the Ripon facility. The Company believes that EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5 million. The group proposed to settle their alleged claims against the Company, and to protect the Company from further liability at the site, for approximately $100,000. The Company declined the proposal because it believes that any liability related to the site is borne by the Ripon facility's prior owner, and not the Company. The Company has met with EPA to explain its defenses to enforcement of the administrative order. The Company received a General Notice of Potential Liability on March 21, 2001 regarding an additional 5 acre parcel at the site. The position of the Company remains that any liability related to the site is properly borne by the Ripon facility's owner prior to Raytheon.

         However, in the event that the former owner fails to honor their respective obligation, such liabilities could be borne directly by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for any class of common equity of the Company. There was one holder of record of the Company's common equity as of March 6, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical combined financial data for the two years ended December 31, 1998 and selected historical consolidated financial data for the years ended December 31, 1999, December 31, 2000 and December 31, 2001. For periods prior to the Merger, the historical combined financial information represents the results of the Company. As a result of the Merger, the Company is now a wholly-owned subsidiary of the Parent. Because the Parent is a holding company with no operating activities and provides certain guarantees, the financial information presented herein for periods subsequent to the Merger represents consolidated financial information of the Parent, rather than consolidated financial information of the Company. The selected historical combined financial data for the year ended December
31, 1997 was derived from the audited combined financial statements of the Company. The summary historical consolidated financial data for the years ended

December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001 were derived from audited consolidated financial statements of the Company. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and the notes related thereto of the Company included elsewhere in this Annual Report.

         Certain amounts for the years ended December 31, 1997 through 2000 have been restated, reflecting certain reclassification changes adopted by the Company in the current year.



                                                                                   Years Ended December 31,
                                                               ------------------------------------------------------------
                                                                  2001         2000         1999         1998        1997
                                                               ---------    ---------    ---------    ---------   ---------

Statements of Income:

Net Revenues ...............................................   $ 254,548    $ 265,441    $ 314,374    $ 331,714   $ 349,651

Operating income ...........................................      36,369       31,012       38,296       28,846      42,950

Interest expense ...........................................      33,538       35,947       31,509       21,426           -

Other income (expense), net ................................         (67)         354       (1,706)         306        (243)

Income (loss) before taxes .................................       2,764       (4,581)       5,081        7,726      42,707

Net income (loss) from  operations/(1)/ ....................       2,730       (4,601)       5,052        5,335      26,276

Other Operating Data:

EBITDA/(2)/ ................................................      50,608       46,003       50,997       44,241      57,152

EBITDA before nonrecurring and plant relocation costs/(3)/..      52,022       51,456       55,775       51,025      57,152

Depreciation and amortization ..............................      17,026       17,155       16,969       16,671      14,445

Non-cash interest expense included in amortization above ...       2,720        2,518        2,562        1,582           -

Nonrecurring costs/(4)/ ....................................           -          402        3,707        6,784           -

Plant relocation costs included in administrative
  expense/(5)/ .............................................       1,414        5,051        1,071            -           -

Capital expenditures .......................................       5,152        7,445       10,947        7,861      19,990

Total assets ...............................................     203,771      210,143      217,148      210,986     201,042

Total debt .................................................     323,564      336,605      322,048      320,124           -



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

(4) Nonrecurring costs in 2000 relate to additional medical benefits provided as part of a plant closure. In 1999 such costs relate to a $2.2 million restructuring charge associated with a plant closure and $1.5 million associated with payments under retention agreements with certain key employees. In 1998 such costs relate to a $4.5 million restructuring charge associated with closing its Latin American operations and $2.3 million associated with payments under retention agreements with certain key employees.

(5) Plant relocation costs in 2001 and 2000 relate primarily to one-time expenses associated with the relocation of Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively. Plant relocation costs in 1999 relate primarily to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin and duplication of the Searcy, Arkansas standard dryer and small capacity frontload washer production lines in Ripon, Wisconsin.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's historical net revenues for the periods indicated:




                                                Years Ended December 31,
                                                ------------------------
                                                 2001     2000     1999
                                                ------   ------   ------
                                                  dollars in millions

Commercial laundry.........................     $219.8   $230.4   $227.0
Appliance Co. consumer laundry.............          -        -     54.7
Service parts..............................       34.7     35.0     32.7
                                                ------   ------   ------
                                                $254.5   $265.4   $314.4
                                                ======   ======   ======


The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

                                                Years Ended December 31,
                                                ------------------------
                                                 2001     2000     1999
                                                ------   ------   ------

Net revenues ..............................     100.0%   100.0%   100.0%
Cost of sales .............................      74.5%    74.4%    76.2%
Gross profit ..............................      25.5%    25.6%    23.8%
Selling, general and administrative
  expense .................................      11.2%    13.7%    10.4%
Nonrecurring costs ........................       0.0%     0.2%     1.2%
Operating income ..........................      14.3%    11.7%    12.2%
Net income (loss) before cumulative
    effect of accounting change ...........       1.1%    -1.7%     1.6%



Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net Revenues. Net revenues for the year ended December 31, 2001 decreased $10.9 million, or 4.1%, to $254.5 million from $265.4 million for the year ended December 31, 2000. This decrease was primarily attributable to lower commercial laundry revenue of $10.6 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $10.0 million, and lower international revenue of $3.0 million, which was partly offset by higher earnings from the Company's off-balance sheet equipment financing program of $2.3 million. The decrease in North American equipment revenue was primarily due to lower revenue from laundromats, on-premise laundries, and drycleaners resulting from a general economic slowdown. Finance program revenue was higher primarily as a result of a $3.1 million loss recognized in connection with a securitization transaction completed during the fourth quarter of 2000 (see Note 5 to the Financial Statements). Revenue from international customers was lower as the Company's products (priced in U.S. dollars) have become less competitive due to unfavorable exchange rate movements.

         Gross Profit. Gross profit for the year ended December 31, 2001 decreased $2.9 million, or 4.2%, to $65.0 million from $67.9 million for the year ended December 31, 2000. This decrease was primarily attributable to the lower sales volume as discussed above and manufacturing variances which occurred as a result of efforts to reduce finished goods inventories. Gross profit as a percentage of net revenues decreased to 25.5% for the year ended December 31, 2001 from 25.6% for the year ended December 31, 2000. This decrease was primarily attributable to manufacturing volume inefficiencies related to the lower sales volume and manufacturing inefficiencies related to lower manufacturing volumes required to reduce finished goods stocking levels. These inefficiencies were partially offset by other manufacturing cost improvements implemented during 2000 and 2001.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2001 decreased $7.8 million, or 21.4%, to $28.7 million from $36.5 million for the year ended December 31, 2000. The decrease in selling, general and administrative expenses was primarily due to lower sales and marketing expenses of $0.8 million, lower independent development expenses of $1.9 million, a lower loss on sales of qualified accounts receivable of $2.0 million, and lower one-time expenses of $3.4 million related to the prior year relocation of Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively. Selling, general and administrative expenses as a percentage of net revenues decreased to 11.2% for the year ended December 31, 2001 from 13.7% for the year ended December 31, 2000.

         Nonrecurring Costs. There were no nonrecurring costs for the year ended December 31, 2001 as compared to $0.4 million of nonrecurring costs for the year ended December 31, 2000. Nonrecurring costs in 2000 were comprised entirely of closure costs related to the Company's Madisonville, Kentucky facility.

         Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2001 increased $5.4 million, or 17.3%, to $36.4 million from $31.0 million for the year ended December 31, 2000. Operating income as a percentage of net revenues increased to 14.3% for the year ended December 31, 2001 from 11.7% for the year ended December 31, 2000.

         Interest Expense. Interest expense for the year ended December 31, 2001 decreased $2.4 million, or 6.7%, to $33.5 million from $35.9 million for the year ended December 31, 2000. Reductions resulting from lower interest rates throughout 2001 and a one-time net interest expense in 2000 of $1.5 million associated with the Raytheon Arbitration award were offset by $0.9 million of non-cash adjustments to reflect changes in the fair values of the Company's interest rate swap agreements for the year ended December 31, 2001.

         Other Income (Expense), Net. Other expense for the year ended December 31, 2001 was $0.1 million as compared to other income of $0.4 million for the year ended December 31, 2000. The 2001 other expense is comprised entirely of losses on the sale of fixed assets. The 2000 other income is comprised entirely of gains on the sale of fixed assets.

         Net Income (Loss) Before Cumulative Effect of Accounting Change. As a result of the foregoing, net income (loss) before cumulative effect of accounting change for the year ended

December 31, 2001 increased $7.3 million to a net income before cumulative effect of accounting change of $2.7 million as compared to net loss before cumulative effect of accounting change of $4.6 million for the year ended December 31, 2000. Net income (loss) before cumulative effect of accounting change as a percentage of net revenues increased to 1.1% for the year ended December 31, 2001 from (1.7%) for the year ended December 31, 2000.

         Cumulative Effect of Accounting Change. Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." In accordance with the impairment provisions of EITF 99-20, upon adoption the Company recognized a $2.0 million non-cash write-down of the Company's retained interests in its securitization transactions. The impairment was primarily driven by faster prepayment trends than had been anticipated at the time of sale.

         Net Income (Loss). As a result of the aforementioned, net income for the year ended December 31, 2001 increased $5.3 million to $0.7 million as compared to a net loss of $4.6 million for the year ended December 31, 2000. Net income as a percentage of net revenues increased to 0.3% for the year ended December 31, 2001 from (1.7%) for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net Revenues. Net revenues for the year ended December 31, 2000 decreased $49.0 million, or 15.6%, to $265.4 million from $314.4 million for the year ended December 31, 1999. This decrease, attributable to lower consumer laundry equipment sales of $54.7 million, was partly offset by increases in commercial laundry revenue, $3.4 million, and service part revenue, $2.3 million. The decrease in consumer laundry revenue was due to the completion and conclusion of the Appliance Co. supply agreement as of September 17, 1999. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $8.1 million, which was partly offset by lower international revenue of $1.4 million and lower earnings from the Company's off-balance sheet equipment financing program of $3.2 million. The increase in North American equipment revenue was primarily due to higher revenue for regional laundromats and multi-housing laundries in the first half of 2000, and due to the additional revenue resulting from the March 6, 2000 acquisition of the Ajax press and finishing equipment division. Finance program revenue was lower as a result of a $3.1 million loss recognized in connection with a securitization transaction completed during the fourth quarter of 2000 (see Note 5 to the Financial Statements). Revenue from international customers was lower as the Company's products (priced in U.S. dollars) have become less competitive due to unfavorable exchange rate movements.

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

         Nonrecurring Costs. Nonrecurring costs for the year ended December 31, 2000 decreased $3.3 million, or 89.2%, to $0.4 million from $3.7 million for the year ended December 31, 1999. The 2000 costs are all related to the closure of the Company's Madisonville, Kentucky manufacturing facility. The 1999 other nonrecurring costs were comprised entirely of employee retention costs. See Note 4 -- Nonrecurring Items in notes to Financial Statements.

         Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2000 decreased $7.3 million, or 19.0%, to $31.0 million from $38.3 million for the year ended December 31, 1999. Operating income as a percentage of net revenues decreased to 11.7% for the year ended December 31, 2000 from 12.2% for the year ended December 31, 1999.

         Interest Expense. Interest expense for the year ended December 31, 2000 increased $4.4 million, or 14.1%, to $35.9 million from $31.5 million for the year ended December 31, 1999. The increase is primarily attributable to higher interest rates, the $1.5 million of net interest expense associated with the Raytheon arbitration award, and borrowings from the revolving line of credit used in connection with the Raytheon arbitration award (see Note 12 -- Commitments and Contingencies in the Financial Statements) and the acquisition of the Ajax product line (see Note 3 -- Acquisition of Ajax Product Line in the Financial Statements).

         Other Income (Expense), Net. Other income for the year ended December 31, 2000 was $0.4 million as compared to other expense of $1.7 million for the year ended December 31, 1999. The 2000 other income is comprised entirely of gains on the sale of fixed assets. The 1999 other expense is comprised of a $1.5 million legal settlement resulting from the Appliance Co. settlement agreement (see Note 12 -- Commitments and Contingencies in the Financial Statements) and $0.2 million related to losses on the sale of fixed assets.

         Net Income (Loss). As a result of the aforementioned, net income for the year ended December 31, 2000 decreased $9.7 million to a net loss of $4.6 million as compared to net income of $5.1 million for the year ended December 31, 1999. Net income as a percentage of net revenues decreased to (1.7%) for the year ended December 31, 2000 from 1.6% for the year ended December 31, 1999.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The Company's accounting policies are disclosed in the Notes to Financial Statements in this Annual Report on Form 10-K. The more critical of these policies include revenue recognition and the use of estimates in valuing inventories, notes and accounts receivable, and retained interests in securitized notes receivable.

         Revenue Recognition -- The Company continues to recognize revenues primarily when products are shipped. The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

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

         Inventories -- The Company values inventories primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write-down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

         Notes and Accounts Receivable -- The Company values notes receivable not sold and accounts receivable net of allowances for uncollectible accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds. However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning.

         Retained Interests in Securitized Notes Receivable -- The Company values retained beneficial interests in notes receivable sold to the Company's off-balance sheet special-purpose entities based upon the present value of expected future cash flows to be received on the residual portion of interest earned on the notes, using management's best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates. Unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest and management's most recent evaluation indicates that there has been an adverse change in the estimated cash flows to be received by the Company. Note 5 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain key valuation assumptions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash flows generated from operations, including sales of trade receivables and equipment loans, and borrowings under the Company's $75.0 million revolving credit facility (the "Revolving Credit Facility"). The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2002 will not exceed $7.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility. The Company has incurred substantial indebtedness in connection with the Merger. As of December 31, 2001, the Company has $323.6 million of indebtedness outstanding.

         At December 31, 2001 the Company had outstanding debt of $195.0 million under the Company's term loan facility (the "Term Loan Facility"), $110.0 million of Senior Subordinated Notes, $17.1 million of junior subordinated notes (the "Junior Subordinated Notes"), $0.7 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.8 million of borrowings pursuant to an equipment financing transaction with Alliant Energy -- Wisconsin Power & Light Company. At December 31, 2001 there were no borrowings under the Company's Revolving Credit Facility. Letters of credit issued on the Company's behalf under the Revolving Credit Facility totaled $14.0 million at December 31, 2001. At December 31, 2001, the Company had $61.0 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Company's $275 million credit agreement dated May 5, 1998 (the "Senior Credit Facility"). After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility), the Company could have borrowed $6.9 million at December 31, 2001 in additional indebtedness under the Revolving Credit Facility. Additionally, at December 31, 2001 the Company could have sold additional trade receivables of approximately $3.5 million to finance its operations. The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 6.0 at December 31, 2001 to 5.25 at December 31, 2002. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

         The $195.0 million Term Loan Facility is repayable in the following aggregate annual amounts:

                Year                            Amount Due
                ----                           ------------
                                               (Dollars in
                                                 millions)
                2002......................       $  1.0
                2003......................       $ 20.1
                2004......................       $ 96.8
                2005......................       $ 77.1

         The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate in 2003.

         The Company also maintains an asset backed facility, which provides $250.0 million of off-balance sheet financing for trade receivables and equipment loans (the "Asset Backed Facility"). The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and trade receivables.

         The Company's ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, or to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which in turn is subject to general economic, financial, competitive and other factors that are beyond its control. There can be no assurance, therefore, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

         On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." While the SEC intends to consider rulemaking regarding the topics addressed in this statement and other topics covered by MD&A, the purpose of this statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics described.

         Below are the Company's responses to each of the areas addressed by FR-61. In addition, the Company's risk factors are separately discussed in the succeeding section of this report on Form 10-K. Any statements in this section which discuss or are related to future dates or periods are "forward-looking statements."

1.       Liquidity Disclosures

         More specifically, FR-61 requires management to consider the following to identify trends, demands, commitments, events and uncertainties that require disclosure:

A. Provisions in financial guarantees or commitments, debt or lease agreements or other arrangements that could trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, such as adverse changes in the registrant's credit rating, financial ratios, earnings, cash flows, or stock price or changes in the value of underlying, linked or indexed assets. The Company's Senior Credit Facility requires the Company to comply with certain financial ratios and tests to comply with the terms of the agreement. The Company has continued in compliance with these covenants as of December 31, 2001, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of the Company's obligations under the Senior Credit Facility (approximately $195.0 million as of December 31, 2001) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Company's $110.0 million of Senior Subordinated Notes.

         Finally, the Company, through its special-purpose entity, Alliance Laundry Receivables Warehouse LLC ("ALRW"), a $250.0 million revolving loan agreement ("Asset Backed Facility") as described in Notes 5 and 6 to the financial statements. Pursuant to the terms of this agreement, ALRW provides additional credit enhancement to the facility lender (consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility or a cash collateral account) subject to certain limits. The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility lender. If the credit enhancement is not replenished by the Company after a drawing, the facility lender will not be obligated to make further loans under the Asset Backed Facility and the Asset Backed Facility will begin to amortize.

          Early repayment of the loans under the Asset Backed Facility will be required upon the occurrence of certain "events of default," which include:
     (i) default in the payment of any principal of or interest on any loan under the Asset Backed Facility when due, (ii) the bankruptcy of ALRW, Alliance Laundry or the issuer of the letter of credit or provider of the line of credit, (iii) any materially adverse change in the properties, business, condition or prospects of, or any other condition which constitutes a material impairment of ALRW's ability to perform its obligations under the Asset Backed Facility and related documents, (iv) specified defaults by ALRW or Alliance Laundry on certain of their respective obligations, (v) delinquency, dilution or default ratios on pledged receivables exceeding certain specified ratios in any given month and (vi) a number of other specified events.

B. Circumstances could impair the registrant's ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified investment grade credit rating, level of earnings, earnings per share, financial ratios, or collateral. The Company does not believe that the risk factors applicable to its business are reasonably likely to impair its ability to continue to engage in its historical operations at this time.

C. Factors specific to the registrant and its markets that the registrant expects to be given significant weight in the determination of the registrant's credit rating or will otherwise affect the registrant's ability to raise short-term and long-term financing. The Company does not presently believe that the risk factors applicable to its business are reasonably likely to materially affect its credit ratings or would otherwise adversely affect the Company's ability to raise short-term or long-term financing.

D. Guarantees of debt or other commitments to third parties. The Company does not have any significant guarantees of debt or other commitments to third parties.

E. Written options on non-financial assets (for example, real estate puts). The Company does not have any written options on non-financial assets.

2.   Off-Balance Sheet Arrangements

          FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources.

          The Company has disclosed in Notes 5 and 6 to its financial statements the nature of its off-balance sheet financing arrangements, which facilitate the sale of equipment notes receivable and accounts receivable.

         The Company also leases various assets under operating leases. The future estimated payments under these arrangements are also disclosed in Note 12 to the Financial Statements.

3.   Disclosures about Contractual Obligations and Commercial Commitments

         In FR-61, the SEC notes that current accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. They also indicate that the disclosures responsive to these requirements usually are located in various parts of a registrant's filings. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location so that a total picture of obligations would be readily available. They further suggested that one useful aid to presenting the total picture of a registrant's liquidity and capital resources and the integral role of on- and off-balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

         The Company is no different than most other registrants in that disclosures are located in various parts of this report on Form 10-K, including Notes 10, 11, 12 and 14 to the financial statements. The Company has prepared schedules as of December 31, 2001 suggested by the SEC in FR-61. Information in the following table is in thousands.

                                                          Less Than            1 - 3            4 - 5        After 5
Contractual Obligations                     Total           1 Year             Years            Years         Years
                                          --------         -------           ---------        --------      --------
Long-term debt .........................  $323,564          $1,212            $117,384         $77,573      $127,395
Operating leases .......................       668             299                 343              26             -
Unconditional purchase commitments *....         -               -                   -               -             -
Other long-term obligations ** ..........    7,682               -                   -               -         7,682
                                          --------          ------            --------         -------      --------
Total contractual cash obligations .....  $331,914          $1,511            $117,727         $77,599      $135,077
                                          ========          ======            ========         =======      ========

*There are no unconditional purchase obligations of significance other than inventory and property, plant and equipment purchases in the ordinary course of business.

**Other long-term obligations represent future payment requirements associated with deferred compensation agreements and redeemable preferred equity as discussed in Notes 13 and 11, respectively, to the financial statements.

Historical

         Cash generated from operations for the twelve months ended December 31, 2001 of $21.3 million was principally derived from the Company's earnings before depreciation and amortization partially offset by changes in working capital. The working capital investment in accounts receivable at December 31, 2001 of $10.4 million decreased $0.2 million as compared to the balance of $10.6 million at December 31, 2000. The investment in notes receivable at December 31, 2001 of $8.5 million increased $4.9 million as compared to the balance of $3.6 million at December 31, 2000, which was primarily attributable to an increase in ineligible loans under the Asset Backed Facility. The investment in beneficial interests in securitized financial assets at December 31, 2001 of $28.2 million increased $6.8 million as compared to the balance of $21.4 million at December 31, 2000, which was primarily attributable to retained interests on new loans sold under the Asset Backed Facility to Alliance Laundry Receivable Warehouse LLC ("ALRW"). The investment in inventory at December 31, 2001 of $29.9 million decreased $7.6 million as compared to the balance of $37.5 million at December 31, 2000. The working capital investment in accounts payable at December 31, 2001 of $12.2 million increased $3.4 million as compared to the balance of $8.8 million at December 31, 2000, which resulted in part from higher purchases and production levels in December 2001 as compared to December 2000.

         Cash generated from operations for the twelve months ended December 31, 2000 of $15.3 million was principally derived from the Company's earnings before depreciation and amortization. The working capital investment in accounts receivable at December 31, 2000 of $10.6 million decreased $23.0 million as compared to the balance of $33.6 million at December 31, 1999, which was primarily attributable to selling a higher percentage of accounts receivable through ALRW. The working capital investment in accounts payable at December 31, 2000 of $8.8 million decreased $3.6 million as compared to the balance of $12.4 million at December 31, 1999. The accounts payable balance at December 31, 1999 resulted from lower purchases and production in December 2000 as compared to December 1999.

Capital Expenditures

         The Company's capital expenditures for the twelve months ended December 31, 2001 and December 31, 2000 were $5.2 million and $7.4 million, respectively. Capital spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production to the Company's Marianna, Florida manufacturing facility, while spending in 2000 was principally related to transitioning tumbler production from the Madisonville manufacturing facility to the Ripon manufacturing facility and construction of the Ripon, Wisconsin distribution center.

RISK FACTORS

Substantial Leverage

         As of December 31, 2001, the Company had outstanding indebtedness of $323.6 million, including $195.0 million under the Term Loan Facility, $110.0 million of Senior Subordinated Notes, $17.1 million of Junior Subordinated Notes and $1.5 million of other long-term debt, and had a significant members' deficit. The Senior Credit Facility expires on May 5, 2005 and the Company's scheduled Revolving Credit Facility termination date is May 5, 2003.

         The Company's ability to make scheduled payments of principal and interest thereon, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. The Company will be required to refinance or extend its Senior Credit Facility prior to its maturity on May 5, 2005. In addition, the Company will be required to refinance or extend its Revolving Credit Facility prior to its expiration on May 5, 2003. There can be no assurance, however, that such refinancings will be available on commercially reasonable terms.

         The degree to which the Company is leveraged could have important consequences, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations with respect to its indebtedness; (ii) increasing the Company's vulnerability to general adverse economic and industry conditions; (iii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements; (iv) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes; (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (vi) placing the Company at a competitive disadvantage compared to less leveraged competitors. In addition, the Senior Credit Facility and the Senior Subordinated Notes contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company cannot generate sufficient cash to meet its obligations as they become due or refinance such obligations, the Company may have to sell assets or reduce capital expenditures.

Dependence Upon Significant Customers

         The Company's top ten equipment customers accounted for approximately 34% of 2001 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp. ("Coinmach"), accounted for 15.7% of such net revenues for the period. While the Company believes its relationships with such customers are stable, many arrangements are by purchase order and are terminable at will at the option of either party. The Company's business also depends upon the financial viability of its customers. A significant decrease or interruption in business from the Company's significant customers could result in loss of future business and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Relating to Asset Backed Facility

         The Company offers an extensive financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment from the Company's distributors or, in the case of route operators, from the Company. Typical terms include 2-9 year loans with an average principal amount of approximately $85,000. The Company's Asset Backed Facility (defined below) is utilized to finance both new equipment loans and trade receivables as well as to effect term securitizations of equipment loans on a periodic basis through off-balance sheet bankruptcy remote subsidiaries (the "Financing Subsidiaries"). A significant increase in the cost of funding the Financing Subsidiaries could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if certain limits in the size of the Asset Backed Facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. The Company's inability to incur such indebtedness to fund the financing programs or its inability to securitize such assets through a term securitization could result in the loss of sales and have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Fluctuations in the Cost of Raw Materials; Possible Loss of Suppliers

         The major raw materials and components the Company purchases for its production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. There can be no assurance that increases in raw material or component costs (to the extent the Company is unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the Company believes alternate sources of supply exist, there can be no assurance that the loss of suppliers or of components would not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         Within the North American stand alone commercial laundry equipment industry, the Company competes with several large competitors. With respect to laundromats, the Company's principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, key competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, the Company competes primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau, Inc. There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's principal competitors have greater financial resources and/or are less leveraged than the Company and may be better able to withstand market conditions within the commercial laundry industry. There can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Foreign Sales Risk

         Sales of equipment to international customers represented approximately 13.0% of 2001 net revenues. Demand for the Company's products are and may be affected by economic and political conditions in each of the countries in which it sells its products and by certain other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in United States dollars), import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws. Changes in policies by foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, or limitations on imports or exports, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not and currently does not intend to hedge exchange rate fluctuations between United States dollars and foreign currencies associated with payments for equipment and service parts sales.

Dependence on Key Personnel

         The Company is dependent on the continued services of its senior management team and certain other key employees. Other than for Mr. L'Esperance, the Company does not maintain employment agreements with its senior management and the Company does not maintain insurance policies with respect to key employees. The loss of such key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

Labor Relations

         Approximately 566 of the Company's employees at its Wisconsin facilities are represented by The United Steel Workers of America. The Company is periodically in negotiations with The United Steel Workers of America, and the collective bargaining agreement covering employees at its Wisconsin facilities, approved in September, 1999, expires in February 2004. Although the Company expects to renew the existing agreement or negotiate a new agreement without a work stoppage and believes that its relations with its union employees are generally satisfactory, there can be no assurance that the Company can successfully negotiate a new agreement or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on the Company's business, financial condition and results of operations.

Controlled by Principal Securityholder

         Bain/RCL, L.L.C. ("Bain LLC"), an entity controlled by Bain Capital Partners, LLC, owns approximately 55% of the Company. Bain LLC and certain securityholders of the Company's equity interests are parties to a Securityholders Agreement and the Amended and Restated Limited Liability Company Agreement dated May 5, 1998, that gives Bain LLC the ability to designate for election a majority of the Company's Board of Managers and therefore determine the outcome of substantially all issues submitted to the Company's securityholders, including mergers, sales of all or substantially all of the Company's assets and similar fundamental corporate changes. Circumstances may arise in which the interests of Bain LLC could be in conflict with interests of noteholders or creditors of the Company. In addition, Bain LLC may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgement, could enhance their equity investment, even though such transactions might involve risks to noteholders or creditors.

Environmental, Health and Safety Requirements

         The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water and the disposal of solid and hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Federal, state and local governments could enact laws or regulations concerning environmental matters that affect the Company's operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, the Company's products. The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at the Company's facilities or at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require expenditures by the Company, some of which could have a material adverse effect on the Company's business, financial condition and results of operations. With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities. In the event that the former owner fails to honor their respective obligations under the indemnification, such liabilities could be borne directly by the Company and could be material.

Interest Rate and Foreign Currency Risks

         Such risks are addressed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         The Company disclosed the effects of transactions with related parties in Note 14 to the financial statements. There were no other significant transactions with related and certain other parties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Goodwill amortization recognized in 2001 approximated $2.0 million. SFAS No. 141 was effective for the Company July 1, 2001. SFAS No. 142 will be effective for the Company as of January 1, 2002. The Company does not anticipate that the initial adoption of SFAS No. 142 will have a material effect on its financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for the Company as of January 1, 2002. Upon adoption, SFAS No. 144 is not expected to have a material effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

         With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the "Note 12 -- Commitments and Contingencies" section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company's products abroad; market acceptance of new and enhanced versions of the Company's products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company's reports, including but not limited to the Company's Registration Statement on Form S-4 (file no. 333-56857).

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

         Revenue from international customers represented approximately 13% of 2001 net revenues. At December 31, 2001, there were no material non-United States dollar denominated financial instruments outstanding which exposed the Company to foreign exchange risk.

         As noted above, the Company is exposed to market risk associated with adverse movements in interest rates. Specifically, the Company is primarily exposed to changes in the fair value of its $110 million Senior Subordinated Notes, and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the Senior Credit Facility and its retained interests related to trade accounts receivable and equipment loans sold to the Company's special-purpose finance subsidiaries. Borrowings outstanding under the Senior Credit Facility totaled $195.0 million at December 31, 2001.


         The fair value of the Company's Senior Subordinated Notes was approximately $60.5 million based upon prevailing prices in recent market transactions as of December 31, 2001. The Company estimates that this fair value would increase/decrease by approximately $5.2 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2001.

         An assumed 10% increase/decrease in the variable interest rate of 5.0% in effect at December 31, 2001 related to the term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $1.0 million.

         Effective March 10, 1999 and March 14, 2001, the Company entered into separate $67 million interest rate swap agreements with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swaps, which both mature in March, 2002, the Company pays a fixed rate of 4.962% and 5.05% respectively, and receives or pays quarterly interest payments based upon LIBOR. The effect of these agreements on the Company's cash interest paid during 2001 was an increase of $0.6 million. The fair value of these interest rate swap agreements which represents the amount that the Company would pay to settle the instrument is $0.8 million at December 31, 2001.

         An assumed 10% increase/decrease in interest rates under the Company's special-purpose entities at December 31, 2001 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans sold by the Company, a 10% increase/decrease in interest rates would decrease/increase the fair value of the Company's retained interests at December 31, 2001 of $28.2 million by less than $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2001 Financial Statements:


                                                                                      Page
                                                                                     ------

Report of Independent Accountants ..................................................   37
Consolidated Balance Sheets at December 31, 2001 and 2000 ..........................   38
Consolidated Statements of Income (Loss) for the three years ended
      December 31, 2001 ............................................................   39
Consolidated Statements of Members' Deficit and Comprehensive
      Income (Loss) for three years ended December 31, 2001 ........................   40
Consolidated Statements of Cash Flows for the three years ended December 31, 2001 ..   41
Notes to Financial Statements ......................................................   42

Financial Statement Schedules:
      For the three years ended December 31, 2001

      II -- Valuation and Qualifying Accounts ......................................   68


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Managers and Members
  of Alliance Laundry Holdings LLC

         In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the financial statements, effective in 2001, the Company changed its methods of accounting for derivative financial instruments and retained beneficial interests in securitized financial assets.

PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 22, 2002

                          ALLIANCE LAUNDRY HOLDINGS LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                           December 31,
                                                                     ----------------------
                                                                         2001        2000
                                                                     ---------    ---------

                                        Assets


Current assets:
  Cash ...........................................................   $   5,659    $   5,091
  Cash-restricted ................................................         439          494
  Accounts receivable (net of allowance for doubtful accounts of
    $662 and $719 at December 31, 2001 and 2000, respectively) ...      10,440       10,575
  Inventories, net ...............................................      29,862       37,462
  Prepaid expenses and other .....................................      10,093        8,825
                                                                     ---------    ---------
    Total current assets .........................................      56,493       62,447

Notes receivable, net ............................................       8,512        3,551
Property, plant and equipment, net ...............................      46,909       53,857
Goodwill (net of accumulated amortization of $11,766 and $9,720
  at December 31, 2001 and 2000, respectively) ...................      55,414       57,327
Beneficial interests in securitized financial assets .............      28,227       21,388
Debt issuance costs, net .........................................       7,863       10,583
Other assets .....................................................         353          990
                                                                     ---------    ---------
    Total assets .................................................   $ 203,771    $ 210,143
                                                                     =========    =========

                        Liabilities and Members' Deficit

Current liabilities:
  Current portion of long-term debt ..............................   $   1,212    $   1,036
  Revolving credit facility ......................................          --       12,000
  Accounts payable ...............................................      12,194        8,755
  Other current liabilities ......................................      20,539       18,973
                                                                     ---------    ---------
    Total current liabilities ....................................      33,945       40,764

Long-term debt:
  Senior credit facility .........................................     194,018      198,500
  Senior subordinated notes ......................................     110,000      110,000
  Junior subordinated note .......................................      17,069       14,343
  Other long-term debt ...........................................       1,265          726

Other long-term liabilities ......................................       1,682        1,671
                                                                     ---------    ---------
    Total liabilities ............................................     357,979      366,004

Mandatorily redeemable preferred equity ..........................       6,000        6,000
Members' deficit .................................................    (160,208)    (161,861)
                                                                     ---------    ---------
  Total liabilities and members' deficit .........................   $ 203,771    $ 210,143
                                                                     =========    =========



    The accompanying notes are an integral part of the financial statements.

                         ALLIANCE LAUNDRY HOLDINGS LLC
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                (in thousands)



                                                                 Years Ended December 31,
                                                           -----------------------------------
                                                              2001         2000        1999
                                                           ---------    ---------    ---------

   Net revenues:
     Commercial laundry .................................  $ 219,805    $ 230,448    $ 226,976
     Appliance Co. consumer laundry .....................         --           --       54,682
     Service parts ......................................     34,743       34,993       32,716
                                                           ---------    ---------    ---------
                                                             254,548      265,441      314,374
   Cost of sales ........................................    189,514      197,558      239,482
                                                           ---------    ---------    ---------
   Gross profit .........................................     65,034       67,883       74,892
                                                           ---------    ---------    ---------
   Selling, general and administrative expense ..........     28,665       36,469       32,889
   Nonrecurring costs ...................................         --          402        3,707
                                                           ---------    ---------    ---------
   Total operating expenses .............................     28,665       36,871       36,596
                                                           ---------    ---------    ---------
           Operating income .............................     36,369       31,012       38,296
   Interest expense .....................................     33,538       35,947       31,509
   Other income (expense), net ..........................        (67)         354       (1,706)
                                                            ---------    ---------    ---------
           Income (loss) before taxes ...................      2,764       (4,581)       5,081
   Provision for income taxes ...........................         34           20           29
           Net income (loss) before cumulative effect of
              accounting change .........................      2,730       (4,601)       5,052
   Cumulative effect of change in accounting principle ..      2,043           --           --
                                                           ---------    ---------    ---------
           Net income (loss) ............................  $     687    $  (4,601)   $   5,052
                                                           =========    =========    =========














    The accompanying notes are an integral part of the financial statements.

                          ALLIANCE LAUNDRY HOLDINGS LLC
                   CONSOLIDATED STATEMENTS OF MEMBERS' DEFICIT
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)



                                                                                       Years Ended December 31,
                                                                                  -----------------------------------
                                                                                    2001          2000         1999
                                                                                  ---------    ---------    ---------

Members' deficit, beginning of year ...........................................   $(161,861)   $(147,766)   $(151,312)
Net income (loss) .............................................................         687       (4,601)       5,052

Accumulated other comprehensive income (loss):
    Net unrealized holding gain (loss) on residual interests,
        beginning of year......................................................         572         (127)       2,800
    Unrealized gain (loss), net ...............................................         737          699       (2,927)
                                                                                  ---------    ---------    ---------
    Net unrealized holding gain (loss) on residual interests, end of year .....       1,309          572         (127)
    Net unrealized gain on interest rate swaps, beginning of year ............           --           --           --
    Unrealized gain (loss) ....................................................         141           --           --
                                                                                  ---------    ---------    ---------
    Net unrealized gain on interest rate swaps, end of year ...................         141           --           --
Distribution from/(to) Raytheon and related transaction costs .................          --      (10,507)       1,421
Repayment on loans to management ..............................................          88          314           --
                                                                                  ---------    ---------    ---------
Members' deficit, end of year .................................................   $(160,208)   $(161,861)   $(147,766)
                                                                                  =========    =========    =========
Comprehensive income (loss):
    Net income (loss) .........................................................   $     687    $  (4,601)   $   5,052
    Other comprehensive income (loss):
        Net unrealized holding gain (loss) on residual interests, net .........         737          699       (2,927)
        Unrealized gain on interest rate swaps ................................         141           --           --
                                                                                  ---------    ---------    ---------
    Comprehensive income (loss) ...............................................   $   1,565    $  (3,902)   $   2,125
                                                                                  =========    =========    =========




    The accompanying notes are an integral part of the financial statements.

                          ALLIANCE LAUNDRY HOLDINGS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                       Years Ended December 31,
                                                                   --------------------------------
                                                                     2001        2000       1999
                                                                   --------    --------    --------

Cash flows from operating activities:
 Net income (loss) .............................................   $    687    $ (4,601)   $  5,052
 Adjustments to reconcile net income (loss) to cash provided by operating activities excluding, the effects of the acquisition opening balance sheet in 2000:
   Cumulative effect of change in accounting principle .........      2,043          --          --
   Depreciation and amortization ...............................     17,026      17,155      16,969
   Restructuring charges .......................................         --         402       2,255
   Non-cash interest ...........................................      3,663       2,295       1,924
   (Gain) loss on sale of property, plant and equipment ........         67        (354)        215
   Changes in assets and liabilities:
      Accounts receivable ......................................        139      18,685      (8,157)
      Inventories ..............................................      7,600      (2,992)       (839)
      Other assets .............................................    (14,230)     (5,554)     (6,543)
      Accounts payable .........................................      3,439      (4,418)      3,745
      Other liabilities ........................................        904      (5,328)     (2,959)
                                                                   --------    --------    --------
   Net cash provided by operating activities ...................     21,338      15,290      11,662
                                                                   --------    --------    --------


Cash flows from investing activities:

 Additions to property, plant and equipment ....................     (5,152)     (7,445)    (10,947)
 Acquisition of business .......................................         --     (13,399)         --
 Proceeds on disposal of property, plant and equipment .........        188       1,287         739
                                                                   --------    --------    --------
   Net cash used in investing activities .......................     (4,964)    (19,557)    (10,208)
                                                                   --------    --------    --------

Cash flows from financing activities:

 Proceeds from long-term debt ..................................        812         750          --
 Principal payments on long-term debt ..........................     (4,618)       (500)         --
 Net increase/(decrease) in revolving line of credit
  borrowings ...................................................    (12,000)     12,000          --
 Debt financing costs ..........................................         --          --        (686)
 Distribution to Raytheon and related transaction costs ........         --      (5,920)     (2,579)
                                                                   --------    --------    --------
   Net cash provided by (used in) financing activities .........    (15,806)      6,330      (3,265)
                                                                   --------    --------    --------

Increase (decrease) in cash ....................................        568       2,063      (1,811)
Cash at beginning of year ......................................      5,091       3,028       4,839
                                                                   --------    --------    --------
Cash at end of year ............................................   $  5,659    $  5,091    $  3,028
                                                                   ========    ========    ========

Supplemental disclosure of cash flow information:

 Cash paid for interest ........................................   $ 25,774    $ 31,283    $ 27,670
 Non-cash transaction:
  Recapitalization price adjustment receivable .................         --          --       4,000





    The accompanying notes are an integral part of the financial statements.

                          ALLIANCE LAUNDRY HOLDINGS LLC

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands unless otherwise indicated)

Note 1 -- Description of Business and Basis of Presentation:

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

         The Company originated from the acquisition of Speed Queen Company ("Speed Queen") by Raytheon Company ("Raytheon") in October of 1979 and was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc. On September 10, 1997, in connection with the sale by Raytheon of its consumer laundry business ("Appliance Co. Transaction"), Raytheon Appliances, Inc. was dissolved. Concurrently, Raytheon Commercial Laundry LLC was established as a limited liability company to carry on the commercial laundry portion of Raytheon's appliance business.

         Effective September 10, 1997, in connection with the Appliance Co. Transaction, the Company and Appliance Co. entered into two supply agreements. Under the first supply agreement, the Company agreed to purchase small chassis front loading washing machines from Appliance Co. for one year and small chassis dryers, stack dryers, and stack front loading washer/dryer combinations for two years. As of September 10, 1999 the Company discontinued the purchase of all products under this supply agreement. The Company has developed the production capability to produce and is currently producing those products at its Ripon, Wisconsin facility.

         Under a second agreement (the "Appliance Co. Purchase Agreement"), Appliance Co. agreed to purchase a specified quantity of top loading washing machines from the Company annually over the term of the agreement. This agreement was not renewed and production of washing machines under this agreement was discontinued after September 17, 1999.

Basis of Presentation

         The Company was formed in connection with a May 5, 1998 recapitalization (the "Recapitalization") and merger transaction, pursuant to which Raytheon Commercial Laundry LLC was renamed to "Alliance Laundry Holdings LLC." The transactions were accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities was unchanged. The financial statements represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

         In connection with the Recapitalization and other related transactions, the Company contributed substantially all of its assets and liabilities to Alliance Laundry Systems LLC, a newly formed limited liability company ("Alliance Laundry"). Immediately after the consummation of the transactions, Alliance Laundry became the only direct subsidiary of the Company and succeeded to substantially all of the assets and liabilities of the Company. Subsequent to May 4, 1998, Alliance Laundry comprises all of the operating activities of the Company.

         All material intercompany transactions have been eliminated in the preparation of these financial statements.

Note 2 -- Significant Accounting Policies:

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

Cash, Cash Equivalents and Cash Management

         The Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash at December 31, 2001 and 2000 represent unremitted collections on notes receivable sold prior to May 5, 1998.

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

Shipping and Handling Fees and Costs

         In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Sales Incentive Costs

         In accordance with EITF Issue No. 00-14 "Accounting for Certain Sales Incentives," certain sales incentive costs are reflected as a reduction of net revenues.

Financing Program Revenue

         As discussed below, the Company sells notes receivable and accounts receivable through its special-purpose bankruptcy remote entities. The Company, as servicing agent, retains collection and administrative responsibilities for the notes and accounts receivable. The Company earns a servicing fee, based on the average outstanding balance. In addition, the Company recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" through March 31, 2001 and subsequently in accordance with SFAS No. 140 as discussed below. The Company also recognizes interest income on notes receivable and other beneficial interests retained in the period the interest is earned. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue. Losses on the sale of accounts receivable are recognized in the period in which such sales occur and are included in selling, general and administrative expense.

         During the second quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This Statement revised certain aspects of the existing standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain new and expanded disclosures. SFAS No. 140 was effective for the Company in the second quarter of 2001 and did not have a material effect on the Company's financial statements. The Company adopted the disclosure provisions of SFAS No. 140 during the fourth quarter of 2000.

         Effective April 1, 2001, the Company also adopted the provisions of EITF Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." In accordance with the provisions of EITF 99-20, the Company recognized an approximate $2.0 million charge upon adoption as the cumulative effect of this accounting change and prospectively through December 31, 2001 recognized approximately $1.0 million of interest income related to its retained interests in its securitization transactions. The $2.0 million effect of adoption reflects the write-down of the Company's retained interests to fair value pursuant to the impairment provisions of EITF 99-20.

Sales of Accounts Receivable and Notes Receivable (See Notes 5 and 6)

         According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells a significant portion of accounts receivable and notes receivable to third parties through special-purpose bankruptcy remote entities designed to meet the SFAS No. 125 and 140 requirements for sale treatment. Accordingly, the Company removes these receivables from its balance sheet at the time of transfer. In connection with the Recapitalization, the Company established Alliance Laundry Receivables

Warehouse LLC ("ALRW"), a special-purpose bankruptcy remote entity, to which all eligible notes receivable and eligible trade accounts receivable are sold.

         In a subordinated capacity, the Company retains rights to the residual portion of interest earned on the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using management's best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of the Company's retained interests are recorded as other comprehensive income (loss) in accordance with SFAS No. 125 and 140. Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest and management's most recent evaluation indicates that there has been an adverse change in the estimated cash flows to be received by the Company.

Inventories

         Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value. The Company's policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future manufacturing schedules, customer demand, possible alternate uses and ultimate realization of potentially excess inventory.

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

Intangibles

         Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in purchase transactions. Goodwill related to a 1994 acquisition is amortized using the straight-line method over approximately 40 years. Goodwill related to the Ajax acquisition (See Note 3) is amortized using the straight-line method over 20 years. Accumulated amortization was $11.8 million and $9.7 million at December 31, 2001 and 2000, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill and other intangibles based on expectations of non-discounted cash flows and operating income. Based on its most recent analysis, the Company believes that no impairment of recorded intangibles exists at the balance sheet date.


Debt Issuance Costs

         In conjunction with the Recapitalization, the Company recorded $17.2 million of debt issuance costs. These costs are being amortized over periods ranging from 5 to 10 years. Accumulated amortization was $9.4 million and $6.7 million at December 31, 2001 and 2000, respectively.

Warranty Liabilities

         The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. Warranty costs were $3.2 million, $3.4 million and $5.3 million in 2001, 2000 and 1999, respectively.

Research and Development Expenses

        Research and development expenditures are expensed as incurred. Research and development costs were $5.8 million, $5.8 million and $6.8 million in 2001, 2000 and 1999, respectively.

Advertising Expenses

        The Company expenses advertising costs as incurred. The Company incurred advertising expenses of approximately $3.2 million in each of 2001, 2000 and 1999.

Income Taxes

         As a result of the Recapitalization, the Company is now a stand-alone limited liability company and is not subject to federal and most state income taxes.

Class B and C Units

         The Company issued Class B and C Unit interests (see Note 11) to certain members of management in connection with the May 5, 1998 recapitalization transaction. These units were issued for nominal consideration based upon the subordinated nature of such interests. The Class B and C Units are considered to represent performance-based compensatory awards for accounting purposes. Compensation expense will be measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it becomes probable that certain target multiples, as defined, will be achieved. No compensation expense related to these units was recognized in 2001, 2000 or 1999.

Fair Value of Financial Instruments

         The carrying amounts reported in the statement of assets, liabilities and members' deficit for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the senior credit facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of the Company's senior subordinated notes at December 31, 2001 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps are obtained based upon third party quotes.

Interest Rate Swaps

         To limit the effect of increases in interest rates, the Company has entered into two interest rate swap arrangements. The differential between the contract floating and fixed rates was accrued each period and recorded as an adjustment of interest expense in 2000 and 1999.

Derivative Financial Instruments

         The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

         In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) within members' deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. The Company reclassified in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the year ended December 31, 2001, the Company recognized a loss of $1.5 million reflecting the subsequent changes in the fair values of its interest rate swaps and a gain of $0.6 million for the reclassification of the transition adjustment as discussed above. The resulting loss and gain were recorded in interest expense in the statement of operations.

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

Certain Concentrations

         As discussed in Note 1, the Company had mutual supply agreements with Appliance Co. that terminated in 1999. Consumer topload washers sold to Appliance Co. comprised a substantial percentage of the unit volume of the Ripon facility and represented approximately 17% of net revenues in 1999. Upon the termination of the Appliance Co. Purchase Agreement at September 17, 1999, the Company experienced a significant decline in unit volume. This volume decline resulted in an increase in the Company's average cost per unit, due to, among other factors, unabsorbed manufacturing overhead and reduced procurement and manufacturing efficiencies.

Future Accounting Changes

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Goodwill amortization recognized in 2001 approximated $2.0 million. SFAS No. 141 was effective for the Company July 1, 2001. SFAS No. 142 will be effective for the Company as of January 1, 2002. The Company does not anticipate that the initial adoption of SFAS No. 142 will have a material effect on its financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for the Company as of January 1, 2002. Upon adoption, SFAS No. 144 is not expected to have a material effect on the Company's financial condition or results of operations.

Reclassifications

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 -- Acquisition of Ajax Product Line:

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

         The Ajax acquisition has been accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of income (loss) include only revenue and expenses of Ajax for the period from March 6, 2000. On a pro-forma basis, this acquisition was not material to the results of operations for the periods presented and, accordingly, such information is not presented.

Note 4 -- Nonrecurring Items:

         During the fourth quarter of 1999, the Company recorded a $2.3 million restructuring charge, of which $2.1 million was non-cash, associated with the closing of the Company's Madisonville, Kentucky manufacturing facility. A decision was made to close the Madisonville facility and transfer production to the Ripon, Wisconsin manufacturing facility because of the available capacity at the Ripon facility and the operating synergies that will be recognized. The charge included $1.7 million in employee termination and severance benefit charges, $0.5 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. Subsequently, in the third quarter of 2000, this reserve was increased by $0.4 million due to additional medical benefits provided as part of the employee terminations. All such reserves were utilized by December 31, 2000, and no further expenditures are anticipated.

         The non-cash portion of employee termination and severance benefits relates to plan curtailment losses recognized in connection with 1999 workforce reductions and the portion of supplemental termination benefits to be funded out of the Company's overfunded pension plans (see Note 13).

         The Company entered into retention agreements with certain key executives, managers and commissioned sales people prior to the Recapitalization. During 1999, the Company incurred approximately $1.5 million in expense associated with payments under these agreements. Payments under this program were completed in November of 1999.

Note 5 -- Customer Financing and Sales of Notes Receivable:

General

         The Company maintains an internal financing organization to originate and administer promissory notes for financing of equipment purchases and laundromat operations. These notes typically have terms ranging from Prime plus 1% to Prime plus 5% for variable rate notes and 8.0% to 15.8% for fixed rate notes. The average interest rate for all notes at December 31, 2001 approximates 9.4% with terms ranging from 2 to 9 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

         The Company previously offered a variety of equipment financing programs (capital leases) to assist customers in financing equipment purchases. These capital leases were transferred immediately to third parties who administer the contracts and earn all associated interest revenue ("External Financing"). These External Financings have terms ranging from 2 to 9 years and carry market interest rates as set by the third-party lender. These third parties have recourse against the Company ranging from 15% to 100%. At December 31, 2001 and 2000, the uncollected balance of leases with recourse under these programs was $1.7 million and $4.4 million, respectively. In connection with the Recapitalization, Raytheon agreed to indemnify the Company for any recourse obligations arising from these programs.

Funding Facilities

         In connection with the Recapitalization and related transactions, the Company entered into a five year $250.0 million revolving loan agreement (the "Asset Backed Facility") through ALRW, its special-purpose single member limited liability company, to finance the sale of trade receivables and notes receivable related to equipment loans with Lehman Commercial Paper Inc. (the "Facility Lender"), an affiliate of Lehman Brothers Inc. The Asset Backed Facility is a $250.0 million facility, with sublimits of $100.0 million for loans on eligible trade receivables and $200.0 million for loans on eligible equipment loans. With respect to loans secured by equipment loans, the Facility Lender will make loans up to but not exceeding the lesser of 90% of the outstanding principal balance of eligible equipment loans or 90% of the market value with respect to eligible equipment loans, as determined by the Facility Lender in its reasonable discretion. The eligibility of both trade receivables and equipment loans is subject to certain concentration and other limits. In addition, after 24 months in the Asset Backed Facility, an otherwise eligible equipment loan will no longer be considered an eligible equipment loan, subject to two automatic six-month extensions upon payment of a fee if such equipment loans have not been securitized or otherwise disposed of by ALRW. The interest rate of loans under the Asset Backed Facility is generally equal to one-month LIBOR plus 1.0% per annum. The Company sold $108.3 million and $95.1 million of notes under this agreement during 2001 and 2000, respectively. The amount of uncollected balances on equipment loans sold to ALRW was $110.4 million and $40.4 million at December 31, 2001 and 2000, respectively.

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

         Early repayment of the loans under the Asset Backed Facility will be required upon the occurrence of certain "events of default," which include: (i) default in the payment of any principal of or interest on any loan under the Asset Backed Facility when due, (ii) the bankruptcy of ALRW, Alliance Laundry or the issuer of the letter of credit or provider of the line of credit, (iii) any materially adverse change in the properties, business, condition or prospects of, or any other condition which constitutes a material impairment of ALRW's ability to perform its obligations under the Asset Backed Facility and related documents, (iv) specified defaults by ALRW or Alliance Laundry on certain of their respective obligations, (v) delinquency, dilution or default ratios on pledged receivables exceeding certain specified ratios in any given month and
(vi) a number of other specified events.

         Prior to the Recapitalization, the Company through its special-purpose bankruptcy remote entity Alliance Commercial Appliances Finance LLC, successor to Raytheon Commercial Appliances Financing Corporation, had entered into an agreement dated March 26, 1997, with Falcon Asset Securitization Corporation (the "Bank") and Bank One, NA, formerly known as the First National Bank of Chicago, as agent for the Bank, under which it sold defined pools of notes receivable. Under the terms of the agreement with the Bank, the Bank is paid interest based on the 30-day commercial paper rate plus 0.5% and has recourse against the Company ranging from 15% to 100%. Notes were no longer sold under this program after May 4, 1998. The total amount uncollected at December 31, 2001 and 2000, was $21.3 million and $36.1 million, respectively.

         Under these arrangements the Company acts as servicer or sub-servicer of the accounts receivable and notes receivable sold. As such, the Company continues to administer and collect amounts outstanding on such receivables. At December 31, 2001 and 2000, the Company had collected approximately $0.4 million and $0.5 million, respectively, of notes receivable which were subsequently transferred to the buyers through a monthly settlement process. At the balance sheet dates, these amounts were recorded as finance program obligations.

Sales of Notes Receivable

         Gains on sales of notes receivable and other finance program income in 2001, 2000, and 1999 of approximately $6.5 million, $7.3 million, and $7.4 million, respectively, is included in commercial laundry revenue. At December 31, 2001 and 2000, the Company has recorded $18.4 million and $7.3 million, respectively, related to the estimated fair value of the Company's beneficial interests in notes sold to ALRW.

         Pursuant to the terms of the Asset Backed Facility, effective November 28, 2000, the Company, through a new-formed wholly-owned subsidiary, Alliance Laundry Equipment Receivables LLC ("ALER") and Alliance Laundry Equipment Receivable Trust 2000-A ("ALERT"), a trust formed by ALER, completed the securitization of $137.8 million of loans held by ALRW. The transaction was financed by the issuance of $128.2 million of equipment loan-backed notes issued by ALERT and certain interests retained by the Company. Proceeds from the issuance of the notes by ALERT were used by ALRW to repay amounts outstanding under the Asset Backed Facility, with the balance received by the Company in settlement of its related retained interests in ALRW. The Company recognized a loss on these related transactions in the fourth quarter of 2000 of $3.1 million, reflecting primarily transaction costs incurred of approximately $1.6 million and the difference between the recorded fair values of assets relating to the cash reserve account established in connection with the transaction and the original amount funded by the Company of $2.4 million. The amount related to the cash reserve account reflects the estimated present value of amounts to be released to the Company from the account based upon the distribution priorities established in connection with the transaction as compared to the amount funded. The Company holds all of the residual equity interests of the trust, which it does not consolidate based upon its special-purpose bankruptcy remote status, and is paid a servicing fee equal to 1.0% of the aggregate balance of loans held by the trust. At December 31, 2001 and 2000, the Company has recorded $9.8 million and $14.1 million, respectively, related to the estimated fair value of the Company's beneficial interests in the notes sold to the trust.

Portfolio Information

         The table below summarizes certain information regarding the Company's equipment loan portfolio, delinquencies, and cash flows received from and paid to the Company's special-purpose securitization entities:



                                                December 31, 2001                             December 31, 2000
                                    ------------------------------------------- ----------------------------------------------
                                                         Principal Amount of                             Principal Amount of
                                                        Loans 60 Days or More                             Loans 60 Days or
                                     Principal Amount         Past Due           Principal Amount           More Past Due
                                    -----------------   ---------------------   ---------------------   ----------------------
 Total Portfolio ...............        $ 234,926            $  9,359                 $  209,848             $  5,038
 Less: Loans Sold ..............          225,598               4,103                    203,683                1,348
                                    -----------------   ---------------------   ---------------------   ----------------------
 Loans Held ....................            9,328            $  5,256                      6,165             $  3,690
                                                        =====================                           ======================
 Allowance for loan losses .....             (816)                                        (2,614)
                                    -----------------                           ---------------------
                                        $   8,512                                     $    3,551
                                    =================                           =====================





                                                          For The Year Ended       For The Year Ended
                                                          December 31, 2001        December 31, 2000
                                                       ------------------------ ------------------------
 Proceeds from sales of loans .......................         $   111,044             $    85,572
 Purchase of delinquent or foreclosed assets ........         $   (11,354)                 (2,989)
 Servicing fees and other net cash flows received
     on retained interests ..........................         $     9,551             $    12,111



         The Company's net credit losses as a percentage of average loans outstanding during 2001, 2000 and 1999 were 2.05%, 0.31% and 0.60%, respectively.

Valuation of Retained Interests

         Under its Asset Backed Facility, the Company recognizes two forms of beneficial interests in ALRW, a note receivable of between 10% and 25% of notes sold and the beneficial interest representing the residual portion of net interest realized on notes sold to ALRW. Amounts payable to the Company under the note receivable accrue interest at the prime rate. The Company has also recognized its interest in the residual equity of ALERT.

                                                 December 31,
                                               2001      2000
                                              -------   -------
Note receivable from ALRW .................   $13,297   $ 4,043
Other beneficial interests in notes sold ..    14,930    17,345
                                              -------   -------
                                              $28,227   $21,388
                                              =======   =======


         Key economic assumptions used at the date of transfer in measuring retained interests in the residual portion of net interest realized on notes sold to ALRW and the Company's interest in the residual equity of ALERT resulting from sales of notes receivable completed during the year ended December 31, 2001 and 2000 were as follows:

                                                      2001             2000
                                                 --------------  ---------------
         Average Prepayment speed (per annum) ..        25.25%           25.25%
         Expected credit losses (per annum) ....          0.6%             0.6%
         Residual cash flows discounted at .....   12.5%-14.0%    12.0% - 14.0%

         The weighted-average remaining life of notes receivable sold by the Company was 19 months at December 31, 2001.

         At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                   December 31,
                                             ------------------------
                                                2001         2000
                                             -----------  -----------
Prepayment speed assumption:
        Impact on FV 10% adverse change ...     (215)        (213)

        Impact on FV 20% adverse change ...     (412)        (427)

Expected credit losses:
        Impact on FV 10% adverse change ...     (200)        (174)

        Impact on FV 20% adverse change ...     (399)        (348)

Residual cash flow discount rate:
        Impact on FV 10% adverse change ...     (304)        (409)

        Impact on FV 20% adverse change ...     (596)        (803)




         These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 6 -- Sales of Accounts Receivable:

         As described in Note 5 above, the Company entered into the Asset Backed Facility through ALRW to finance the sale of trade receivables and notes receivable related to equipment loans. With respect to loans secured by trade receivables, the Facility Lender will make loans up to but not exceeding 85% of the outstanding amount of eligible trade receivables. The Company as servicing agent retains collection and administrative responsibilities for the accounts receivable sold. Under this agreement, the Company sold $283.8 million and $299.4 million of accounts receivable during 2001 and 2000, respectively. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2001 and 2000 totaled $43.5 million and $44.3 million, respectively.

         Losses on sales of trade accounts receivable and related expenses of $1.8 million, $3.8 million and $2.6 million in 2001, 2000 and 1999, respectively, are included in selling, general and administrative expense. The Company's retained interest in trade accounts receivable sold to ALRW, which is included in other current assets, at December 31, 2001 and 2000 is $6.9 million and $6.9 million, respectively.


Note 7 -- Inventories:

     Inventories consisted of the following at:

                                                              December 31,
                                                        ----------------------
                                                          2001         2000
                                                        ----------------------
Materials and purchased parts .......................   $ 11,830     $ 13,250
Work in process .....................................      4,017        4,907
Finished goods ......................................     16,822       21,895
Less: inventory reserves ............................     (2,807)      (2,590)
                                                        --------     --------
                                                        $ 29,862     $ 37,462
                                                        ========     ========

Note 8 -- Property, Plant and Equipment:

      Property, plant and equipment consisted of the following at:

                                                              December 31,
                                                        ----------------------
                                                          2001         2000
                                                        ----------------------
Land .................................................  $     910    $    767
Buildings and leasehold improvements .................     29,569      25,132
Machinery and equipment ..............................    149,733     144,692
                                                        ---------   ---------
                                                          180,212     170,591
Less: accumulated depreciation .......................   (134,574)   (123,168)
                                                        ---------   ---------
                                                           45,638      47,423
Construction in progress .............................      1,271       6,434
                                                        ---------   ---------
                                                        $  46,909    $ 53,857
                                                        =========   =========


      Depreciation expense was $11.8 million, $12.2 million and $12.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 9 -- Other Current Liabilities:

      The major components of other current liabilities consisted of the following at:

                                                              December 31,
                                                        ----------------------
                                                          2001         2000
                                                        ----------------------
Warranty reserve ...................................... $ 5,090      $  4,790
Accrued sales promotion and cooperative advertising ...   3,096         3,224
Salaries, wages and other employee benefits ...........   3,600         3,189
Accrued interest ......................................   5,161         2,893
Other current liabilities .............................   3,592         4,877
                                                        -------       -------
                                                        $20,539      $ 18,973
                                                        =======       =======

Note 10 -- Debt:

         Debt consisted of the following at:

                                          December 31,
                                   ------------------------
                                     2001            2000
                                   ---------      ---------
Term loan facility .............   $ 195,000      $ 199,500
Senior subordinated notes ......     110,000        110,000
Junior subordinated note .......      17,069         14,343
Revolving credit facility ......          --         12,000
Other long-term debt ...........       1,495            762
                                   ---------      ---------
Gross long-term debt ...........     323,564        336,605
Less: current portion ..........      (1,212)       (13,036)
                                   ---------      ---------
                                   $ 322,352      $ 323,569
                                   =========      =========


Senior Credit Facility

         In connection with the Recapitalization and related transactions, the Company entered into a credit agreement (the "Senior Credit Facility") with a syndicate of financial institutions (the "Lenders") for which Lehman Brothers Inc. acted as arranger and Lehman Commercial Paper Inc. acted as syndication agent. The Senior Credit Facility is comprised of a term loan facility aggregating $200.0 million (the "Term Loan Facility") and a five year $75.0 million revolving credit facility (the "Revolving Credit Facility"), which was made available in conjunction with the issuance of the Company's senior subordinated notes. The Term Loan Facility required no principal payments during the first two years followed by payments of $246 per quarter for years three through five, beginning September 2000, $39.3 million for year six and $154.2 million for year seven. The Company is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined. No excess cash flow payment was required for 2001.

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

         The interest rate on term loan borrowings outstanding at December 31, 2001 and 2000 was 5.0% and 9.2%, respectively. Borrowings outstanding under the Senior Credit Facility are secured by substantially all of the real and personal property of the Company and its domestic subsidiaries (other than the financing subsidiaries). Letters of credit issued on the Company's behalf under the Revolving Credit Facility totaled $14.0 million at December 31, 2001.

         Effective March 10, 1999 and March 14, 2001, the Company entered into separate $67 million interest rate swap agreements with a financial institution to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility. Under the swaps, which both mature in March, 2002, the Company pays a fixed rate of 4.962% and 5.05% respectively, and receives or pays quarterly interest payments based upon LIBOR. The effect of these agreements on the Company's cash interest paid during 2001 was an increase of $0.6 million. The fair value of these interest rate swap agreements which represents the amount that the Company would pay to settle the instrument is $0.8 million at December 31, 2001.

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

         Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semi-annually in arrears on May 1 and November 1. The fair value of the Notes at December 31, 2001 and 2000 was approximately $60.5 million and $82.5 million, respectively, based upon prices prevailing in recent market transactions.

         The Notes are not redeemable prior to May 1, 2003. Thereafter, the Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

                  Year                          Redemption Price
                  ----                          ----------------
                  2003 .......................      104.813%
                  2004 .......................      103.208%
                  2005 .......................      101.604%
                  2006 and thereafter ........      100.000%

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

Junior Subordinated Promissory Note

         On May 5, 1998 the Company issued a junior subordinated promissory note (the "Junior Note") in the principal amount of $9.0 million due August 21, 2009, to Raytheon. Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter. The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein. Interest which accrues on the Junior Note is payable in-kind.

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

         On August 14, 2001, the Company received $812,000 in effective borrowings, evidenced by a promissory agreement, pursuant to an equipment financing transaction with Alliant Energy - Wisconsin Power & Light Company. The agreement requires monthly payments commencing September 14, 2001 with the final installment paid on July 14, 2006, subject to the covenants of the Agreement. The stated payments reflect a 3% imputed interest rate.

Debt Maturities and Liquidity Considerations

         The aggregate scheduled maturities of long-term debt in subsequent years are as follows:

        2002 ....................    $  1,212
        2003 ....................      20,376
        2004 ....................      97,008
        2005 ....................      77,369
        2006 ....................         204
        Thereafter ..............     127,395
                                     --------
                                     $323,564
                                     ========

         At December 31, 2001, based upon the maximum ratio of consolidated debt to EBITDA (as defined) allowable under the Senior Credit Facility, the Company could have borrowed an additional $6.9 million of the total $61.0 million unutilized under the Revolving Credit Facility, and could have sold an additional $3.5 million of trade receivables under the Asset Backed Facility to finance its operations. The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 6.0 at December 31, 2001 to 5.25 at December 31, 2002. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments throughout 2002 that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

Note 11 -- Mandatorily Redeemable Preferred Equity and Members' Equity
           (Deficit):

         Members' deficit at December 31, 2001 and 2000 consists of the following:

                                                              December 31,
                                                     -------------------------
                                                         2001         2000
                                                     -----------   -----------
   Common members' contributed capital ...........   $    50,645   $    50,645
   Retained earnings (accumulated loss) ..........      (210,942)     (211,629)
   Accumulated other comprehensive
    income (loss) ................................         1,450           572
   Management investor promissory notes ..........        (1,361)       (1,449)
                                                     -----------   -----------
                                                      $ (160,208)  $  (161,861)
                                                     ===========   ===========




         As discussed in Note 1, the May 5, 1998 merger was accounted for as a recapitalization and accordingly, the historical accounting basis of assets and liabilities was unchanged. As such, the consideration paid by the Company, including the premium paid over the Company's May 5, 1998 net book value, was recorded as a reduction of members' equity.

         Bain/RCL, L.L.C., a Delaware limited liability company ("Bain LLC"), certain management and other third party investors and Raytheon (collectively, the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The LLC Agreement governs the relative rights and duties of the Members.

         The ownership interests of the Members in the Company consist of preferred units (the "Preferred Units") and common units (the "Common Units"). Holders of the Preferred Units are entitled to a return of capital contributions prior to any distributions made to holders of the Common Units. The Common Units represent the common equity of the Company.

         Preferred Units -- Upon consummation of the Merger, the Company issued mandatorily redeemable preferred membership interests (the "Seller Preferred Equity") with a liquidation value of $6.0 million to Raytheon. The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a change of control (as defined in the LLC Agreement), (ii) any initial public offering or (iii) 2009. The holders of the Seller Preferred Equity are entitled to receive distributions from the Company in an amount equal to their unreturned capital (as defined in the LLC Agreement) prior to distributions in respect of any other membership interests of the Company.

         Common Units -- The Common Units of the Company are divided into the following four classes:

         Class L Units -- These units provide a yield of 12% on the unreturned capital and unpaid yield (as defined), compounded quarterly. Such accumulated and unpaid amounts totaled $24.7 million and $16.9 million at December 31, 2001 and 2000, respectively. Class L Units do not provide any voting rights to the holders.

         Class A Units -- These units are the primary vehicle of equity ownership in the Company. Class A Units are the only units that provide voting rights. Decisions made by a majority of the voting holders of Class A Units are binding on the Company, provided that members holding at least 20% of the Class A Units are present.

         Class B and C Units -- Class B Units and Class C Units do not provide any voting rights to the holders. These units are not eligible to receive distributions until the Company achieves the defined target multiple applicable to each class of units. The target multiple is calculated as the sum of all distributions to all holders of Class L and Class A Units divided by the sum of all capital contributions made by such holders. Class B Units become eligible to receive distributions when vested and the target multiple reaches or exceeds 1.0 and the Class C Units become eligible when vested and the target multiple reaches or exceeds 3.0. Pursuant to agreements entered into with the members of management who participated in the purchase of membership interests (see Note
14), the Class B and Class C Units vest ratably from May 5, 1998 through May 5, 2003. Such agreements also provide for accelerated vesting in certain circumstances.

         Distributions -- Subject to any restrictions contained in any financing agreements to which the Company or any of its affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the "Board") may make distributions, whether in cash, property, or securities of the Company, at any time in the following order of priority:

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

        The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2001, 2000 or 1999.

         Allocations -- Profits and losses of the Company are allocated among the various classes of units in order to adjust the capital accounts of such holders to the amount to be distributed upon liquidation of the Company.

         Restrictions on transfer of securities -- No holder of securities may sell, assign, pledge or otherwise dispose of any interest in the holder's securities except that (i) Bain LLC may transfer its securities to other security holders in the same class, (ii) holders may transfer their securities through applicable laws of descent and distribution, (iii) transfers of securities may be made to an affiliate, and (iv) Raytheon may transfer its Preferred Units with the consent of the Board.

Note 12 -- Commitments and Contingencies:

         At December 31, 2001, the Company had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

        2002 .................   $    299
        2003 .................        243
        2004 .................        100
        2005 .................         26
        Thereafter ...........          -
                                 --------
                                 $    668
                                 ========


         Rental expense for 2001, 2000 and 1999 amounted to $1.1 million, $2.0 million and $1.7 million, respectively.

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

         With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities. In the event the former owner fails to honor their respective obligations under these indemnifications, such liabilities could be borne directly by the Company.

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

         On February 8, 1999, Raytheon commenced an arbitration under the Commercial Arbitration Rules of the American Arbitration Association in Boston, Massachusetts against the Company, seeking damages of $12.2 million plus interest thereon and attorney's fees for breach of the Merger Agreement based on Raytheon's claim for indemnification for a payment made to a third party allegedly on behalf of the Company and Alliance Laundry following the Closing. An arbitration was conducted pursuant to the terms of the Merger Agreement ("Arbitration"). The Company asserted in the Arbitration that Raytheon owed the $12.2 million to the third party and that neither the Company nor Alliance Laundry was liable for such amount. In addition, the Company and Bain LLC filed counterclaims and claims seeking damages in excess of $30.0 million from Raytheon. On March 31, 2000, the Arbitrators issued their decision. Pursuant to that decision Raytheon prevailed on its claim and the Company and Bain LLC prevailed on its counterclaims. Ultimately, the Company was required to pay Raytheon $6.8 million, including $1.5 million in interest, in full satisfaction of the arbitration award and after offsetting the amount for price adjustments in favor of the Company which had been agreed to during 1999. The award payment was made on April 13, 2000. Of this amount, $9.9 million plus related costs of $0.6 million was recorded in the financial statements as an adjustment of members' deficit, consistent with the original Recapitalization accounting. Certain price adjustments concluded during 1999 had been previously recorded in the financial statements as of and for the period ended December 31, 1999. The related net interest, including amounts related to prior years, has been included in interest expense for the year ended December 31, 2000.

         In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, ("ALSA") a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an "ad-hoc" panel (the "Lopez Arbitration"), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos $1,408,900 ($1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material effect on the Company's operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company's financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company's investment in ALSA was written down to the value of certain remaining assets. In management's opinion based on the advice of counsel, under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA. On December 20, 2001, ALSA's bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award.

         Since January 2002, there have been significant changes in Argentina's monetary legislation, and the value of the Argentine Peso. The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of February 22, 2002 the Argentine Peso was trading at .4963 per United States Dollar. Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

         Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

Note 13 -- Pensions and Other Employee Benefits:

         The Company has several pension and retirement plans covering the majority of its employees. The pension plan covering salaried and management employees is a defined benefit cash balance plan whereby an account is established for each participant, in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a pre-determined percentage of the participant's salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension plan covering hourly and union employees generally provides benefits of stated amounts for each year of service. The Company's funding policy for the salaried plan is to contribute annually at a rate that is intended to remain at a level percentage of compensation for the covered employees. The Company's funding policy for the hourly and union plan is to contribute annually at a rate that is intended to remain level for the covered employees. Unfunded prior service costs under the funding policy are generally amortized over periods from 10 to 30 years.

         Total pension expense (benefit) for the Company's plans was ($1.2) million, ($2.1) million and $0.3 million in 2001, 2000, and 1999, respectively, including the following components:

                                                       Years Ended December 31,
                                                  -------------------------------
                                                    2001        2000        1999
                                                  -------     -------     -------
Service cost benefits earned during
 the period ...................................   $ 1,195     $ 1,311     $ 1,455
Interest cost on projected benefit
 obligation ...................................     2,327       2,413       2,197
Actual (gain) loss on assets ..................     3,520         (73)     (7,387)
Net amortization and deferral .................    (8,303)     (5,738)      2,688
Curtailment losses and termination benefits ...        67          --       1,390
                                                  -------     -------     -------
    Net postretirement benefit cost
     (benefit) ................................   $(1,194)    $(2,087)    $   343
                                                  =======     =======     =======
Assumptions used in the accounting were:
    Discount rate .............................      7.25%       7.50%       8.00%
    Expected long-term rate of return
     on assets ................................      9.25%       9.25%       9.25%
    Rate of increase in compensation levels ...       N/A         N/A         N/A



         In 2001 and 1999, various plan curtailments and supplemental termination benefits were recognized as a result of workforce reductions.

         The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans at December 31:

                                                  2001         2000
                                                 --------    --------
Change in benefit obligation:
Benefit obligation at beginning of year ......   $ 32,321    $ 31,608
Service cost .................................      1,195       1,311
Interest cost ................................      2,327       2,413
Termination benefits .........................         67          --
Acquisition ..................................         --         951
Actuarial (gain) loss ........................        648         958
Benefits paid ................................     (2,899)     (4,920)
                                                 --------    --------
    Benefit obligation at end of year ........     33,659      32,321
                                                 --------    --------
Change in plan assets:
Fair value of plan assets at beginning
 of year .....................................     45,849      50,696
Actual return on plan asset ..................     (3,520)         73
Benefits paid ................................     (2,899)     (4,920)
                                                 --------    --------
    Fair value of plan assets at end
     of year .................................     39,430      45,849
                                                 --------    --------
Funded status ................................      5,770      13,528
Unrecognized prior service cost ..............        623         693
Unrecognized net loss ........................     (3,913)    (12,935)
                                                 --------    --------
    Prepaid benefit cost .....................   $  2,480    $  1,286
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

         The net postretirement benefit cost for the Company in 2001, 2000 and 1999 included the following components:

                                                  Years Ended December 31,
                                                 -------------------------
                                                   2001     2000    1999
                                                 -------- -------- -------
Service cost benefits earned during the period ..   $ 34    $ 39    $ 51
Interest cost on projected benefit obligation ...     68      90     106
Net amortization and deferral ...................     45      48      84
Curtailment losses ..............................     --      --     250
                                                    ----    ----    ----
    Net postretirement benefit cost .............   $147    $177    $491
                                                    ====    ====    ====
Assumptions used in the accounting were:

    Discount rate ...............................   7.25%   7.50%   8.00%
    Rate of increase in compensation levels .....   4.00%   4.00%   4.00%
    Health care cost trend rate in the first year   7.00%   5.50%   6.50%


     The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:


                                                   2001       2000
                                                 -------    -------
Change in benefit obligation:
Benefit obligation at beginning of year ......   $ 1,092    $ 1,214
Service cost .................................        34         39
Interest cost ................................        68         90
Plan participants' contributions .............        39         31
Actuarial (gain) loss ........................       (94)        70
Benefits paid ................................      (209)      (352)
                                                 -------    -------
    Benefit obligation at end of year ........       930      1,092
                                                 -------    -------
Change in plan assets:
Fair value of plan assets at beginning
 of year .....................................        --         --
Employer contributions .......................       170        321
Plan participants' contributions .............        39         31
Benefits paid ................................      (209)      (352)
                                                 -------    -------
    Fair value of plan assets at end
     of year .................................        --         --
                                                 -------    -------
Funded status ................................      (930)    (1,092)
Unrecognized transition obligation ...........       499        544
Unrecognized net loss ........................       123        217
                                                 -------    -------
    Accrued benefit cost .....................   $  (308)   $  (331)
                                                 =======    =======


         A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $25 and the interest cost by approximately $4. A one percentage point decrease in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $22 and the interest cost by approximately $3.

         Prior to the Recapitalization, eligible employees were able to participate in Raytheon's Savings and Investment Plan and Raytheon's Employee Stock Ownership Plan. Subsequent to the Recapitalization, eligible employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan ("ALCAP"). The provisions of the ALCAP are substantially the same as those of Raytheon's Savings and Investment Plan. In addition, the Company makes an annual contribution to the ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees.

         Under the terms of the ALCAP, covered employees are allowed to contribute up to 21 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. The Company contributes amounts equal to 50 percent of the employee's contributions, up to a maximum of such Company contributions equal to three percent of the employee's pay. Total expense for the ALCAP totaled $0.9 million, $1.0 million and $1.1 million, for 2001, 2000 and 1999, respectively.

Deferred Compensation Agreements

         In connection with the Recapitalization and related transactions, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the "Benefit Amount") to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The balance sheet at December 31, 2001 and 2000 includes a long-term liability of $1.7 million and $1.7 million, respectively, related to such agreements.

Note 14 -- Related Party Transactions:

Securityholders Agreement

         Upon the consummation of the Recapitalization and related transactions, the Company, Raytheon and certain securityholders entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement (i) restricts the transfer of the equity interests of the Company; (ii) grants tag-along rights on certain transfers of equity interests of the Company; (iii) requires the securityholders to consent to a sale of the Company to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of the Company; and (iv) grants preemptive rights on certain issuances of equity interests of the Company. Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an initial public offering or a liquidity event (each as defined in the Securityholders Agreement).

Management Investor Promissory Notes

         The Company entered into promissory notes (the "Promissory Notes") aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company as of May 5, 1998. The Promissory Notes bear interest at a rate of

5.94% per annum and mature on June 5, 2008. The Promissory Notes are classified as a component of members' deficit at December 31, 2001 and 2000. During the years ended December 31, 2001 and 2000, $0.1 million and $0.3 million, respectively, of the Promissory Notes were repaid to the Company.

Executive Unit Purchase Agreements

         Certain members of management of the Company (each an "Executive") have entered into executive unit purchase agreements (the "Purchase Agreements") which govern the Executives' investment in the common membership interests of the Company.

         The Purchase Agreements provide the Company with a repurchase option upon the termination of each Executive. If the Executive's termination is the result of death, permanent disability or without cause, as defined, Class A and Class L Units, and vested Class B and Class C Units may be repurchased by the Company at a price per unit equal to fair market value, as defined, and unvested Class B and Class C Units may be repurchased at a price per unit equal to the lower of fair market value or original value, as defined. If an Executive's termination is voluntary or for cause, as defined, all units may be repurchased at a price equal to the lower of fair market value or original value, unless an Executive's voluntary termination occurs seven and one-half years from May 5, 1998, in which case the repurchase price shall be fair market value. The Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests (see Note 11).

Management Services Agreement

         The Company has entered into a management services agreement (the "Management Services Agreement") with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain LLC. In exchange for services, Bain LLC will receive (i) an annual management fee, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing (currently approximately 1.0% of total financings). The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.

Note 15 -- Segment Information:

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


                                                 2001                          2000                          1999
                                     ---------------------------    ----------------------------  ------------------------
                                          Net          Gross             Net          Gross            Net         Gross
                                       Revenues        Profit         Revenues       Profit         Revenues       Profit
                                     -----------    ------------     ----------    ----------      ----------    ---------
Commercial laundry ..............     $  254,548    $     91,403     $  265,441    $  101,609      $  259,692    $  96,284
Appliance Co. consumer laundry ..              -               -              -             -          54,682        1,523
                                     -----------    ------------     ----------    ----------      ----------    ---------
                                      $  254,548          91,403     $  265,441       101,609      $  314,374       97,807
                                     ===========                     ==========                    ==========

Other manufacturing costs .......                        (26,369)                     (33,726)                     (22,915)
                                                    ------------                  -----------                    ---------
   Gross profit as reported .....                   $     65,034                  $    67,883                    $  74,892
                                                    ============                  ===========                    =========


Depreciation expense allocations for each segment are presented below:


                                                        2001            2000            1999
                                                   -------------    ------------    ----------
   Commercial laundry .........................     $     10,644     $    11,141     $   7,113
   Appliance Co. consumer laundry .............                -               -         4,242
                                                    ------------     -----------     ---------
                                                    $     10,644     $    11,141     $  11,355
                                                    ============     ===========     =========



           The Company sells its products primarily to independent distributors. The Company's largest customer (excluding Appliance Co.) accounted for 15.7%, 13.6% and 11.5% of net revenues in 2001, 2000 and 1999, respectively.

                          Alliance Laundry Holdings LLC
                 Schedule II -- Valuation and Qualifying Accounts
                             (Dollars in Thousands)

Accounts Receivable:

                                Balance at
                                Beginning      Charges to                                 Balance at
                                of Period        Expense    Deductions                  End of Period
                               ------------    ----------   ----------                  -------------
Year ended:
    December 31, 1999 ......       $692             412          641                         $463
    December 31, 2000 ......       $463             411          155                         $719
    December 31, 2001 ......       $719              25           82                         $662

Inventory:
                                Balance at     Charges to                Reallocation
                                Beginning       Expense/                  and Reserve     Balance at
                                of Period       (Income)    Deductions    Addition      End of Period
                               ------------     ----------  ----------   ------------   -------------
Year ended:

    December 31, 1999 ......     $3,704           1,151        1,207            --          $3,648
    December 31, 2000 ......     $3,648            (377)       1,681         1,000          $2,590
    December 31, 2001 ......     $2,590           1,437        1,220            --          $2,807

Notes Receivable:
                                Balance at                               Reallocation
                                 Beginning     Charges to                 and Reserve    Balance at
                                 of Period      Expense     Deductions    Deduction     End of Period
                                -----------   ----------    ----------   ------------   --------------
Year ended:

    December 31, 1999 ......     $3,218             744        1,244            --          $2,718
    December 31, 2000 ......     $2,718             804          608           300          $2,614
    December 31, 2001 ......     $2,614           2,895        4,693            --          $  816

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

Managers and Executive Officers

         The representatives to the Board of Managers (each, a "Manager") and executive officers of the Company are as follows:



               Name                     Age              Position
               ----                     ---              --------

     Thomas F. L'Esperance ..........   53    Chief Executive Officer and Manager
     Jeffrey J. Brothers ............   55    Senior Vice President, Sales and Marketing
     Bruce P. Rounds ................   45    Vice President, Chief Financial Officer
     William J. Przybysz ............   57    Vice President, Marianna Operations
     R. Scott Gaster ................   49    Vice President, Washer, Dryer and Tumbler Operations
     Robert T. Wallace ..............   46    Vice President, Corporate Controller
     Scott L. Spiller ...............   51    Vice President, Law and Human Resources
     Edward W. Conard ...............   45    Manager
     Robert C. Gay ..................   50    Manager
     Stephen M. Zide ................   42    Manager
     Stephen C. Sherrill ............   48    Manager


         Thomas F. L'Esperance serves as a Manager. He has been Chief Executive Officer of the Company since March 1996. He had served as President of the Amana Home Appliance Company from 1993 to 1996 and was President of Caloric Corporation, a manufacturer of appliances, for two years prior thereto.

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

         William J. Przybysz rejoined the Company in May 2000 as Vice President and General Manager of Marianna, Florida operations. Previously he had been with the Company as Vice President of Logistics and Material from 1990 through 1993. From 1993 through February of 2000 he was the Vice President and General Manager of Amana Central Heating and Air Conditioning Division based in Fayetteville, Tennessee. Mr. Przybysz prior experience includes ten years in various management positions with Whirlpool Corporation and eight years of management experience with Wheelhorse Products (since acquired by The Toro Company).

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

         Edward W. Conard serves as a Manager. He has been a Managing Director of Bain Capital Partners, LLC ("BCP") since March 1993. From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions. Previously, he was a Vice President of Bain & Company, where he headed the management consulting firm's operations practice area. Mr. Conard also serves as a director of Waters Corporation, Medical Specialties, Inc., ChipPac, Ddi Corp., US Synthetic and Broder Brothers.

         Robert C. Gay serves as a Manager. Mr. Gay has been a Managing Director of BCP since 1993 and has been a General Partner of Bain Venture Capital since 1989. From 1988 through 1989, Mr. Gay was a Principal of Bain Venture Capital. Mr. Gay is Vice Chairman of the Board of Directors of IHF Capital, Inc., parent of ICON Health & Fitness Inc. Mr. Gay also serves as a Director of Alliance Entertainment Corp., GT Bicycles, Inc., Physio-Control International Corporation, Cambridge Industries, Inc., Nutraceutical Corporation, American Pad & Paper Company, GS Technologies and Small Fry Snack Foods Limited.

         Stephen M. Zide serves as a Manager. Mr. Zide has been a Managing Director of BCP since 2001. From 2000 to 2001, Mr. Zide was a Principal of BCP. From 1998 through 2000, Mr. Zide was a Managing Director of Pacific Equity Partners. Previously, he was an Associate of BCP and a Partner at the law firm of Kirkland & Ellis. Mr. Zide also serves as a director of DDi Corp. and Maxim Crane Works.

         Stephen C. Sherrill serves as a Manager. Mr. Sherrill has been a Principal of Bruckmann, Rosser, Sherrill & Co. since its formation in 1995. Mr. Sherrill was an officer of Citicorp Venture Capital, Ltd. from 1983 through 1994. Mr. Sherrill is a Director of Galey & Lord, Inc., B & G Foods, Inc., Doane Pet Care Enterprises, Inc. and HealthPlus Corporation.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company or its predecessor for 2001 and 2000 of those persons who served as (i) the chief executive officer during 2001 and (ii) the other four most highly compensated executive officers of the Company for 2001 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table



                                                               Annual Compensation
                                                 -----------------------------------------------------
                                                                                          Other Annual
Name and Principal Position                      Year        Salary($)       Bonus($)    Compensation($)
---------------------------                      ----       -----------     ----------  ---------------
Thomas F. L'Esperance .....................      2001         284,880        285,422      12,100 (1)
Chief Executive Officer                          2000         265,008        285,422       1,020 (1)
                                                 1999         265,008         25,000       2,339 (1)

William J. Przybysz .......................      2001         153,500         50,124
VP and General Manager,                          2000          90,962                     51,443 (2)
Marianna Operations



R. Scott Gaster ...........................      2001         144,464        52,048        7,263 (1)
VP, Washer, Dryer and Tumblers                   2000         136,968        48,632        5,987 (1)
                                                 1999         131,700        13,170        6,986 (1)

Jeffrey J. Brothers .......................      2001         138,516        50,735        7,140 (1)
Senior VP, Sales and Marketing                   2000         133,512        47,635        3,248 (1)
                                                 1999         129,000        12,900        6,200 (1)

Bruce P. Rounds ...........................      2001         135,942        49,435        7,560 (1)
VP, Chief Financial Officer                      2000         130,092        45,969        3,090 (1)
                                                 1999         124,448        12,449        6,751 (1)



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

Executive Unit Purchase Agreement

         In connection with the Merger, MergeCo entered into Executive Unit Purchase Agreements with the Management Investors (each, an "Executive"), including Mr. L'Esperance, Mr. Gaster, Mr. Brothers, and Mr. Rounds. Such agreements govern the sale to the Executives of common membership interests of MergeCo in exchange for cash and/or a promissory note from the Executive and provide for repurchase rights and restrictions on transfer of the common units. In connection with the Merger, the Executives' membership interests in MergeCo were converted into common membership interests of the Parent.

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

                  Pension Plan Pay Credits Table
        ----------------------------------------------------
            Total of Age and          Base Remuneration
            Years of Service             Credit Rates
        -------------------------- -------------------------
        Less than 45                        3.0%
        45 but less than 50                 3.5%
        50 but less than 55                 4.0%
        55 but less than 60                 4.5%
        60 but less than 65                 5.0%
        65 but less than 75                 6.0%
        75 but less than 85                 7.0%
        85 or more                          8.0%

         In addition, a supplemental pay credit is earned on remuneration in excess of $52,992 (indexed for years after 2001) at the lesser of 5% or the percentage used per the above table. A participant's account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1% which was 6.11% for 2001. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $170,000 in 2001. A participant vests in his benefits accrued under the Pension Plan after five years of service.

         Respective years of benefit service under the Pension Plan, through December 31, 2001, are as follows: Mr. L'Esperance 3; Mr. Przybysz 1; Mr. Gaster 5; Mr. Brothers 22 and Mr. Rounds 12. Mr. L'Esperance was covered under Raytheon plans through April 1998, at which time he became a participant under the Company's Pension Plan.

Savings Plan

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



                                                   Percentage of Common
Name and Address of Beneficial Owner               Membership Interests
------------------------------------               -----------------------
Bain Funds/(1)(2)/ ... ......................              54.9%
c/o Bain Capital Partners, LLC
111 Huntington Avenue
Boston, MA 02199


BRS Investors/(3)/ ..........................              27.7%
c/o Bruckmann, Rosser, Sherrill & Co., L.P.
126 East 56th Street, 29th Floor
New York, NY 10022


Management Investors/(4)/ ...................               7.9%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

                                                   Percentage of Common
Name and Address of Beneficial Owner               Membership Interests
------------------------------------               -----------------------

Raytheon Company ..............................          7.0%
141 Spring Street
Lexington, MA 02173



Edward Conard/(1)(2)(5)/......................          54.9%
c/o Bain Capital Partners, LLC
111 Huntington Avenue
Boston, MA 02199


Robert Gay/(1)(2)(5)/.........................          54.9%
c/o Bain Capital Partners, LLC
111 Huntington Avenue
Boston, MA 02199


Stephen Sherrill/(3)(6)/......................          27.7%
c/o Bruckmann, Rosser, Sherrill & Co., L.P.
126 East 56th Street, 29th Floor
New York, NY 10022


Stephen Zide/(1)(2)/ .........................          16.3%
c/o Bain Capital Partners, LLC
111 Huntington Avenue
Boston, MA 02199


Thomas F. L'Esperance/(4)/ .... ...............          3.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990


William J. Przybysz/(4)/ .....................           0.0%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990


R. Scott Gaster/(4)/ .........................           0.7%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990


Jeffrey J. Brothers/(4)/ .....................           0.8%
c/o Alliance Laundry Systems LLC
P.O. Box 990
Ripon, WI 54971-0990

                                                   Percentage of Common
Name and Address of Beneficial Owner               Membership Interests
------------------------------------               -----------------------

 Bruce P. Rounds/(4)/ ............................          0.8%
 c/o Alliance Laundry Systems LLC
 P.O. Box 990
 Ripon, WI 54971-0990

 All Managers and executive officers as a
   group/(1)(2)(3)(4)/ ...........................         91.0%

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

(3) Amounts shown reflect the aggregate interests held by Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"), BCB Family Partners, L.P., NAZ Family Partners, L.P., Paul D. Kaminski, Bruce C. Bruckmann, Donald J. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, H. Virgil Sherrill, Nancy A. Zweng, John Rice Edmonds, Susan Kaider, Marilena Tibrea, Walker C. Simmons, Beverly Place, Elizabeth McShane and MLPF&S Custodian FBO Paul Kaminski (collectively, the "BRS Investors").

(4) Includes Class A and Class L membership units in the Parent but excludes Class B and Class C membership units which are subject to vesting and generally have no voting rights, representing on a fully diluted basis approximately 9.7% of Parent's membership units for the Management Investors, 3.1% for Mr. L'Esperance, 0.4% for Mr. Przybysz, 1.3% for Mr. Gaster, 1.4% for Mr. Brothers and 1.3% for Mr. Rounds.

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

         The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities. There were no distributions to holders of units during 2001.

         Management. The Board consists of five individuals (each a "Representative"). Pursuant to the Securityholders Agreement, the holder of the majority of the Common Units held by the BRS Investors appointed one Representative. The members of the Parent holding a majority of the Bain Units (as defined in the LLC Agreement) appointed the remaining Representatives. The current Board consists of Messrs. L'Esperance, Conard, Gay, Sherrill and Zide.

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


PART IV.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as a part of this report.

(b)      Reports on 8-K.  None.

INDEX TO EXHIBITS:


                                                                                             Incorporated Herein By
   Exhibit                                  Description                                             Reference To
   -------                                  -----------                                       -------------------------

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

     3.3       Certificate of Incorporation of Alliance Laundry Corporation.          Exhibit 3.3 to the Registrant's Form
                                                                                      S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)



                                                                                             Incorporated Herein By
   Exhibit                                  Description                                             Reference To
   -------                                  -----------                                       -------------------------

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

    10.7       Alliance Laundry Holdings LLC, Registration Rights Agreement,          Exhibit 10.7 to the Registrant's Form
               made as of May 5, 1998, by and among Alliance                          S-4, Amendment #1, dated July 2, 1998
               Laundry Holdings LLC, Raytheon Company, Bain/RCL                       (file no. 333-56857)
               and the Securityholders.

    10.8       Employment Agreement, made as of May 5, 1998, by and between           Exhibit 10.8 to the Registrant's Form
               Alliance Laundry Systems LLC and Thomas F. L'Esperance.                S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)


                                                                                             Incorporated Herein By
   Exhibit                                  Description                                             Reference To
   -------                                  -----------                                       -------------------------

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

    10.16      Deferred Compensation Agreement, made and entered into as of May       Exhibit 10.16 to the Registrant's Form
               5, 1998, by and among Thomas F. L'Esperance, Raytheon Company,         S-4, Amendment #1, dated July 2, 1998
               Alliance Laundry Holdings LLC, and Alliance Laundry                    (file no. 333-56857)
               Systems LLC.

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



                                                                                             Incorporated Herein By
   Exhibit                                  Description                                             Reference To
   -------                                  -----------                                       -------------------------

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

    10.45      Supply Agreement, dated as of May 1,1998, by and among Coinmach        Exhibit 10.45 to the Registrant's Form
               Corporation, Super Laundry Equipment Corporation and Raytheon          S-4, Amendment #2, dated August 4, 1998
               Commercial Laundry LLC (incorporated by reference                      (file no. 333-56857)
               from exhibit 10.57  to Coinmach Corporation's Annual Report on
               Form 10-K dated as of June 29, 1998, file number 033-49830).

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

                                       81

                                                                                             Incorporated Herein By
   Exhibit                                  Description                                             Reference To
   -------                                  -----------                                       -------------------------

    10.49      Indenture Agreement, dated as of November 28, 2000, among              Exhibit 10.49 to the Registrant's Form
               Alliance Exhibit Laundry Equipment Receivables Trust 2000-A and        10-K, dated March 28, 2001 (file no.
               The Bank of New York  as indenture trustee.                            333-56857)

    10.50      Purchase Agreement, dated as of November 28, 2000, between             Exhibit 10.50 to the Registrant's Form
               Alliance Laundry Equipment Receivables LLC and Alliance Laundry        10-K, dated March 28, 2001 (file no.
               Systems LLC, in its own capacity and as servicer.                      333-56857)

    10.51      Pooling and Servicing Agreement, dated November 28, 2000, among        Exhibit 10.51 to the Registrant's Form
               Alliance Laundry Systems LLC as servicer and originator, Alliance      10-K, dated March 28, 2001 (file no.
               Laundry Equipment Receivables LLC and Alliance Laundry Equipment       333-56857)
               Receivables Trust 2000-A.

    10.52      Trust Agreement, dated November 28, 2000, between Alliance Laundry     Exhibit 10.52 to the Registrant's Form
               Equipment Receivables LLC and Wilmington Trust Company as owner        10-K, dated March 28, 2001 (file no.
               trustee.                                                               333-56857)

    10.53      Administration Agreement, dated November 28, 2000, among Alliance      Exhibit 10.53 to the Registrant's Form
               Laundry Equipment Receivables Trust 2000-A and Alliance Laundry        10-K, dated March 28, 2001 (file no.
               Systems LLC as administrator, and The Bank of New York as              333-56857)
               indenture trustee.

    10.54      Limited Liability Company Agreement of Alliance Laundry Equipment      Exhibit 10.54 to the Registrant's Form
               Receivables LLC, dated as of November 28, 2000.                        10-K, dated March 28, 2001 (file no.
                                                                                      333-56857)

    10.55      Insurance and Indemnity Agreement, dated as of November 28, 2000,      Exhibit 10.55 to the Registrant's Form
               between AMBAC Assurance Corporation as insurer, Alliance Laundry       10-K, dated March 28, 2001 (file no.
               Equipment Receivables Trust 2000-A as Issuer, Alliance Laundry         333-56857)
               Equipment Receivables LLC as Seller, Alliance Laundry Systems LLC
               and The Bank of New York as indenture trustee.

   10.56*      Supply Agreement, dated as of May 1, 2001, by and among Coinmach
               Corporation, Super Laundry Equipment Corporation and Alliance
               Laundry Systems LLC (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).

   10.57*      Second Amendment, dated as of September 11, 2001, to Loan and
               Security Agreement, dated May 5, 1998, between Alliance Laundry
               Receivables Warehouse LLC, the Lenders and Lehman Commercial
               Paper Inc.

                                                                                             Incorporated Herein By
   Exhibit                                  Description                                             Reference To
   -------                                  -----------                                       -------------------------

   10.58*      Third Amendment, dated as of November 8, 2001, to Loan and
               Security Agreement, dated May 5, 1998, between Alliance Laundry
               Receivables Warehouse LLC, the Lenders and Lehman Commercial
               Paper Inc.

    21.1*      Subsidiaries of Alliance Laundry Systems LLC.



    24.1       Powers of Attorney.                                                    Exhibit 24.1 to the Registrant's Form
                                                                                      S-4, Amendment #1, dated July 2, 1998
                                                                                      (file no. 333-56857)

--------------------
*  Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 6th day of March 2002.



                Signature                                             Title                                Date
                ---------                                             -----                                ----



-------------------------------------------            Chairman and Chief Executive Officer       -----------------------
Thomas L'Esperance



-------------------------------------------         Vice President and Chief Financial Officer     -----------------------
Bruce P. Rounds



Date: March 6, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 6, 2002, by the following persons on behalf of the registrant and in the capacities indicated:



     --------------------------------------------------------    ------------------------------------------------------
     Thomas F. L'Esperance                                       Stephen M. Zide
     Chief Executive Officer and Manager                         Manager



     --------------------------------------------------------    ------------------------------------------------------
     Edward W. Conard                                            Robert C. Gay
     Manager                                                     Manager



     --------------------------------------------------------
     Stephen C. Sherrill
     Manager