Form 10-Q
period 2002-03-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2002-05-01
CIK 1063699, 1063698, 1063697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

    [__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from to ______________to_______________

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

                                Yes [ X ] No [ ]

                          Alliance Laundry Systems LLC
                                    Form 10-Q
                       For The Period Ended March 31, 2002

                                Table of Contents



                                                                                                                       Page No.
                                                                                                                       --------

PART I          Financial Information

Item 1.         Financial Statements

                Condensed Balance Sheets as of March 31, 2002 and December 31, 2001                                          3

                Condensed Statements of Operations for the periods ended March 31, 2002 and March 31, 2001                   4

                Condensed Statements of Cash Flows for the periods ended March 31, 2002 and March 31, 2001                   5

                Notes to Unaudited Condensed Financial Statements                                                            6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                        9

PART II         Other Information

Item 1.         Legal Proceedings                                                                                           15

Item 2.         Changes in Securities                                                                                       15

Item 3.         Defaults upon Senior Securities                                                                             15

Item 4.         Submission of Matters to a Vote of Security Holders                                                         15

Item 5.         Other Information                                                                                           15

Item 6.         Exhibits and Reports on Form 8-K                                                                            15

Signatures                                                                                                                  16

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.


                          ALLIANCE LAUNDRY HOLDINGS LLC
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                            March 31,     December 31,
                                                                              2002            2001
                                                                           -----------    -----------
                                  Assets                                   (Unaudited)
 Current assets:
       Cash .........................................................      $    3,716     $    5,659
       Cash-restricted ..............................................             605            439
       Accounts receivable, net .....................................          13,185         10,440
       Inventories, net .............................................          28,280         29,862
       Prepaid expenses and other ...................................           9,659         10,093
                                                                           -----------    ----------
           Total current assets .....................................          55,445         56,493

    Notes receivable, net ...........................................          11,100          8,512
    Property, plant and equipment, net ..............................          44,501         46,909
    Goodwill, net ...................................................          55,414         55,414
    Beneficial interests in securitized financial assets ............          28,488         28,227
    Debt issuance costs, net ........................................           7,226          7,863
    Other assets ....................................................             271            353
                                                                           ----------     ----------
           Total assets .............................................      $  202,445     $  203,771
                                                                           ==========     ==========

                     Liabilities and Members' Deficit
    Current liabilities:
       Current portion of long-term debt ............................      $    1,200     $    1,212
       Revolving credit facility ....................................               -              -
       Accounts payable .............................................           9,279         12,194
       Other current liabilities ....................................          20,320         20,539
                                                                           ----------     ----------
           Total current liabilities ................................          30,799         33,945

    Long-term debt:
       Senior credit facility .......................................         191,032        194,018
       Senior subordinated notes ....................................         110,000        110,000
       Junior subordinated note .....................................          17,780         17,069
       Other long-term debt .........................................           1,206          1,265
    Other long-term liabilities .....................................           1,706          1,682
                                                                           ----------     ----------
           Total liabilities ........................................         352,523        357,979

    Mandatorily redeemable preferred equity .........................           6,000          6,000
    Members' deficit ................................................        (156,078)      (160,208)
                                                                           ----------     ----------
           Total liabilities and members' deficit ...................       $ 202,445     $  203,771
                                                                           ==========     ==========

                          ALLIANCE LAUNDRY HOLDINGS LLC
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                             Three Months Ended
                                                                       -----------------------------
                                                                        March 31,         March 31,
                                                                          2002              2001
                                                                       -----------       -----------
                                                                                (Unaudited)
Net revenues:

  Commercial laundry ........................................          $    51,040       $    53,175
  Service parts .............................................                8,808             9,491
                                                                       -----------       -----------
                                                                            59,848            62,666

  Cost of sales .............................................               42,793            46,642
                                                                       -----------       -----------
  Gross profit ..............................................               17,055            16,024

Selling, general and administrative expense .................                6,986             7,471
                                                                       -----------       -----------
      Operating income ......................................               10,069             8,553

Interest expense ............................................                6,359             9,673
Other income, net ...........................................                   25                46
                                                                       -----------       -----------
      Net income (loss) .....................................          $     3,735       $    (1,074)
                                                                       ===========       ===========



                          ALLIANCE LAUNDRY HOLDINGS LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                            Three Months Ended
                                                                      -----------------------------
                                                                       March 31,         March 31,
                                                                         2002              2001
                                                                      -----------       -----------
                                                                               (Unaudited)
Cash flows from operating activities:
  Net income (loss) ..............................................    $     3,735       $    (1,074)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization ...............................          3,624             4,182
     Non-cash interest ...........................................           (227)            1,739
     Gain on sale of property, plant and equipment ...............            (25)              (46)
     Changes in assets and liabilities:
        Accounts receivable ......................................         (2,745)           (3,804)
        Inventories ..............................................          1,582               341
        Other assets .............................................         (2,053)          (10,328)
        Accounts payable .........................................         (2,915)            3,474
        Other liabilities ........................................            602             1,235
                                                                      -----------       -----------
     Net cash provided by (used in) operating activities .........          1,578            (4,281)
                                                                      -----------       -----------

Cash flows from investing activities:

  Additions to property, plant and equipment .....................           (517)           (1,342)
  Proceeds on disposal of property, plant and equipment ..........             53                60
                                                                      ------------      -----------
     Net cash used in investing activities .......................           (464)           (1,282)
                                                                      ------------      -----------

Cash flows from financing activities:
  Principal payments on long-term debt ...........................         (3,057)             (250)
  Net increase in revolving line of credit borrowings ............              -             2,000
                                                                      -----------       -----------
     Net cash provided by (used in) financing activities .........         (3,057)            1,750
                                                                      -----------       -----------
Decrease in cash .................................................         (1,943)           (3,813)
Cash at beginning of quarter .....................................          5,659             5,091
                                                                      -----------       -----------
Cash at end of quarter ...........................................    $     3,716       $     1,278
                                                                      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest .........................................    $     3,774       $     4,774

Notes to Unaudited Condensed Financial Statements


NOTE 1.         BASIS OF PRESENTATION

     The unaudited financial statements as of and for the quarter ended March 31, 2002 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the "Company"), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 had no effect on the Company's financial condition or results of operations for the quarter ended March 31, 2002.

     Effective April 1, 2001, the Company also adopted the provisions of EITF Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company recognized approximately $0.4 million of interest income related to its retained interests in its securitization transactions during the first quarter of 2002.

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) within members' deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. For the three months ended March 31, 2001, the Company recognized a non-cash loss of $1.1 million and for the quarter ended March 31, 2002, the Company recognized a non-cash gain of $0.9 million related to these interest rate swaps, which matured during the quarter. These amounts were recorded in interest expense in the statement of operations.

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     This report on Form 10-Q for the periods ended March 31, 2002 should be read in conjunction with the audited financial statements presented in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2001.

NOTE 2.  INVENTORIES

     Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

                                                            March 31,          December 31,
                                                               2002                2001
                                                         ---------------     ---------------
                                                           (Unaudited)
   Materials and purchased parts ..........              $        10,621     $        11,830
   Work in process ........................                        3,960               4,017
   Finished goods .........................                       15,557              16,822
   Less: inventory reserves ...............                       (1,858)             (2,807)

                                                         ---------------     ---------------
                                                         $        28,280     $        29,862
                                                         ===============     ===============




NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted Financial Accounting Standards Board ("FASB")
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income (loss) of approximately $2.0 million in fiscal 2002. The following sets forth a reconciliation of net income for the three months ended March 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.



                                                                   Quarter Ended
                                                         -----------------------------------
                                                            March 31,           March 31,
                                                               2002                2001
                                                         ---------------     ---------------
  Reported net earnings (loss) .............             $        3,735      $        (1,074)
  Add:  Goodwill amortization ..............                          -                  504
                                                         --------------      ---------------
  Adjusted net earnings (loss) .............             $        3,735      $          (570)
                                                         ==============      ===============



NOTE 4.  COMMITMENTS AND CONTINGENCIES

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

     Since January 2002, there have been significant changes in Argentina's monetary legislation, and the value of the Argentine Peso. The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of April 24, 2002 the Argentine Peso was trading at .3160 per United States Dollar. Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

     Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company's financial position, liquidity or results of operations.

NOTE 5.  COMPREHENSIVE INCOME/(LOSS)

     Comprehensive income/(loss) for the three months ended March 31, 2002 and 2001 consist of the following (in thousands):



                                                                                        Three Months Ended
                                                                             ----------------------------------------
                                                                                  March 31,            March 31,
                                                                                    2002                 2001
                                                                             -------------------- -------------------
    Comprehensive income (loss):
       Net income (loss)                                                      $          3,735     $         (1,074)
       Other comprehensive income (loss)
             Net unrealized holding gain (loss) on residual interests                      536               (2,616)
             Unrealized gain (loss) on interest rate swap                                 (141)                 564
                                                                             -------------------- -------------------
       Comprehensive income (loss)                                            $          4,130     $         (3,126)
                                                                             ==================== ===================

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

     This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth the Company's historical net revenues for the periods indicated:


                                                               Quarter Ended
                                                    ------------------------------------
                                                        March 31,            March 31,
                                                          2002                2001
                                                    ------------------ -----------------
                                                           (Dollars in millions)
   Net revenues:
      Commercial laundry .......................     $          51.0    $       53.2
      Service parts ............................                 8.8             9.5
                                                    ------------------ -----------------
                                                     $          59.8    $       62.7
                                                    ================== =================



The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:


                                                                          Quarter Ended
                                                            ---------------------------------------
                                                               March 31,             March 31,
                                                                 2002                  2001
                                                            ------------------- -------------------
   Net revenues ........................................         100.0%              100.0%
   Cost of sales .......................................          71.5%               74.4%
   Gross profit ........................................          28.5%               25.6%
   Selling, general and administrative expense .........          11.7%               11.9%
   Operating income ....................................          16.8%               13.7%
         Net income (loss) .............................           6.2%               (1.7%)



     Net revenues. Net revenues for the quarter ended March 31, 2002 decreased $2.9 million, or 4.5%, to $59.8 million from $62.7 million for the quarter ended March 31, 2001. This decrease was primarily attributable to lower commercial laundry revenue of $2.2 million and lower service parts revenue of $0.7 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $1.3 million, lower international revenue of $0.2 million and lower earnings from the Company's off-balance sheet equipment financing program of $0.7 million. The decrease in North American equipment revenue was primarily due to lower revenue from laundromats resulting from a general economic slowdown. The lower earnings from the financing program were due to a lower level of loans originated and sold in the first quarter of 2002 as compared to 2001.

     Gross profit. Gross profit for the quarter ended March 31, 2002 increased $1.1 million, or 6.4%, to $17.1 million from $16.0 million for the quarter ended March 31, 2001. This increase was primarily attributable to favorable manufacturing efficiencies, a recent price increase, and a $0.5 million favorable impact on 2002 resulting from a change in accounting principle whereby goodwill is no longer amortized. (See Note 3). These favorable impacts were partially offset by the lower earnings from the financing program. Gross profit as a percentage of net revenues increased to 28.5% for the quarter ended March 31, 2002 from 25.6% for the quarter ended March 31, 2001. This 2.9% increase was primarily attributable to the manufacturing efficiencies, price increase and accounting principle change.

     Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased $0.5 million, or 6.5%, to $7.0 million from $7.5 million for the quarter ended March 31, 2001. The decrease in selling, general and administrative expenses was primarily due to lower independent development expenses of $0.2 million and lower one-time expenses related to the relocation of Cincinnati, Ohio production lines to Marianna, Florida of $0.3 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 11.7% for the quarter ended March 31, 2002 from 11.9% for the quarter ended March 31, 2001.

     Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2002 increased $1.5 million, or 17.7%, to $10.1 million from $8.6 million for the quarter ended March 31, 2001. Operating income as a percentage of net revenues increased to 16.8% for the quarter ended March 31, 2002 from 13.7% for the quarter ended March 31, 2001.

     Interest expense. Interest expense for the quarter ended March 31, 2002 decreased $3.3 million, or 34.3%, to $6.4 million from $9.7 million for the quarter ended March 31, 2001. Interest expense in 2002 includes a favorable non-cash adjustment of $0.9 million to reflect changes in the fair values of interest rate swap agreements which expired during the first quarter of 2002. The first quarter of 2001 included an unfavorable non-cash adjustment of $1.1 million related to these agreements. Interest expense was also lower in 2002 as a result of a reduction in total debt outstanding of $17.8 million, or 5.3%.

     Net income (loss). As a result of the foregoing, net income (loss) for the quarter ended March 31, 2002 increased $4.8 million to net income of $3.7 million as compared to a net loss of $1.1 million for the quarter ended March 31, 2001. Net income (loss) as a percentage of net revenues increased to 6.2% for the quarter ended March 31, 2002 from (1.7%) for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash flows generated from operations and borrowings under its $75.0 million revolving credit facility, (the "Revolving Credit Facility"). The Company's principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures and provide working capital. The Company expects that capital expenditures in 2002 will not exceed $7.0 million. The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

     As of March 31, 2002, the Company has $321.2 million of combined indebtedness outstanding, consisting of outstanding debt of $192.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes and $17.8 million of junior subordinated notes, $0.7 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement, and $0.7 million of borrowings pursuant to an equipment financing transaction with Alliant Energy - Wisconsin Power & Light Company. At March 31, 2002 there were no borrowings under the Company's Revolving Credit Facility. Letters of credit issued on the Company's behalf under the Revolving Credit Facility totaled $14.1 million at March 31, 2002. As a result, at March 31, 2002 the Company had $60.9 million of its $75.0 million Revolving Credit Facility available subject to certain limitations under the Company's $275 million credit agreement dated May 5, 1998 (the "Senior Credit Facility"). After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility), the Company could have borrowed $23.0 million at March 31, 2002 in additional indebtedness under the Revolving Credit Facility. Additionally, at March 31, 2002 the Company could have sold additional trade receivables of approximately $6.8 million to finance its operations. The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 6.0 at March 31, 2002 to 5.25 at December 31, 2002. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

         The $192.0 million Term Loan Facility amortizes quarterly and is repayable in the following aggregate annual amounts:


                  Year                    Amount Due
                  ----                    ----------
                                           (Dollars in
                                            millions)

                 2002 .............       $     0.7
                 2003 .............       $    19.9
                 2004 .............       $    95.4
                 2005 .............       $    76.0

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

Historical

     Cash generated from operations for the three months ended March 31, 2002 of $1.6 million was principally derived from changes in operations (net income
(loss) adjusted for depreciation, amortization, non-cash interest and gains on sale of property, plant and equipment) which were partially offset by lower sales of accounts receivable under the Asset Backed Facility, and an increase in ineligible loans under the Asset Backed Facility. The working capital investment in accounts receivable at March 31, 2002 of $13.2 million increased $2.8 million as compared to the balance of $10.4 million at December 31, 2001, which was primarily attributable to selling less accounts receivable through Alliance Laundry Receivable Warehouse ("ALRW"), a special-purpose single member limited liability company. The investment in notes receivable at March 31, 2002 of $11.1 million increased $2.6 million as compared to the balance of $8.5 million at December 31, 2001, which was primarily attributable to the increase in ineligible loans under the Asset Backed Facility. The investment in inventory at March 31, 2002 of $28.3 million decreased $1.6 million as compared to the balance of $29.9 million at December 31, 2001. Accounts payable at March 31, 2002 of $9.3 million decreased $2.9 million as compared to the balance of $12.2 million at December 31, 2001.

     Net cash provided by operating activities for the three months ended March 31, 2002 of $1.6 million increased by $5.9 million as compared to the three months ended March 31, 2001. This increase was primarily due to lower net cash used in changes in assets and liabilities of $3.6 million, and an increase in net cash provided by operations of $2.3 million for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The net cash impact from changes in assets and liabilities for the three months ended March 31, 2002 of $3.6 million was largely due to decreased working capital changes in notes receivable and beneficial interests in securitized financial assets, which were partially offset by lower accounts payable.

Capital Expenditures

     The Company's capital expenditures for the three months ended March 31, 2002 and March 31, 2001 were $0.5 million and $1.3 million, respectively. Capital spending in 2002 was principally oriented toward product enhancements and manufacturing process improvements, while spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production from a prior facility to the Company's Marianna, Florida manufacturing facility.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time the Company may enter into derivative financial instruments to hedge its interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company's underlying exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company's market risk exposures as compared to those discussed in the Company's Annual Report on Form 10-K (file no. 333-56857), except as previously discussed, the Company's interest rate swaps matured during the first quarter of 2002.

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

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   List of Exhibits.  None.

          (b)   Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 1st day of May 2002.


                Signature                                             Title                                      Date
                ---------                                             -----                                      ----

          /s/ Thomas L'Esperance            Chairman and CEO                                                    5-1-02
-------------------------------------------                                                             -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                          5-1-02
-------------------------------------------                                                             -----------------------
             Bruce P. Rounds



     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 1st day of May 2002.



                Signature                                             Title                                      Date
                ---------                                             -----                                      ----


          /s/ Thomas L'Esperance            Chairman and CEO                                                    5-1-02
-------------------------------------------                                                             -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                          5-1-02
-------------------------------------------                                                             -----------------------
             Bruce P. Rounds

     Pursuant to the requirements of the Securities Exchange Act of 1934, Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 1st day of May 2002.


                Signature                                             Title                                      Date
                ---------                                             -----                                      ----

          /s/ Thomas L'Esperance            Chairman and CEO                                                    5-1-02
-------------------------------------------                                                             -----------------------
            Thomas L'Esperance

           /s/ Bruce P. Rounds              Vice President and Chief Financial Officer                          5-1-02
-------------------------------------------                                                             -----------------------
             Bruce P. Rounds

