Form 10-K
period 2002-12-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2003-03-12
CIK 1063699, 1063698, 1063697

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-K*

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to______________

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY SYSTEMS LLC
ALLIANCE LAUNDRY CORPORATION
ALLIANCE LAUNDRY HOLDINGS LLC
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	39-1927923
DELAWARE	39-1928505
DELAWARE	52-2055893
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990 RIPON, WISCONSIN 54971-0990
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

*  This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes.

Alliance Laundry Systems LLC
Index to Annual Report on Form 10-K
Year Ended December 31, 2002

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

        This Annual Report includes “forward-looking statements” which appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to successfully implement operating strategies, including trends affecting the business, financial condition and results of operations.  All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

PART I.

ITEM 1.    BUSINESS

General

        As used in this Annual Report, unless the context requires otherwise, references to “Alliance” or the “Company”, when used with regard to financial data, refer to the consolidated financial results of Alliance Laundry Holdings LLC (the “Parent”) and Alliance Laundry Systems LLC.  As used herein, the term “stand-alone commercial laundry equipment” refers to commercial laundry equipment excluding drycleaning equipment and custom engineered, continuous process laundry systems and the term “stand-alone commercial laundry industry” includes laundromats, multi-housing laundries and on-premise laundries and excludes drycleaners and continuous process laundries.

        The business of the Company began in 1908 with the introduction of the hand-operated washer to the marketplace.  Industry leading features were introduced under the Speed Queen brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952.  In 1956, the business of the Company was purchased by McGraw Electric Company.  Manufacturing and marketing of coin-operated laundry equipment began in 1957.  The line was further expanded in 1978 with the addition of Huebsch commercial tumbler dryers.  In 1979, Raytheon Company (“Raytheon”) purchased the business of the Company.  During the next 19 years, Raytheon expanded the capabilities of its commercial laundry business by purchasing the UniMac product lines and established itself as a leader in the commercial laundry industry.  Following an initiative by Raytheon to divest itself of its commercial laundry business, on May 5, 1998 Bain/RCL, L.L.C. (“Bain LLC”), an investment group led by BRS/RCL Investment Corp. (the “BRS Investors”), and members of the Company’s management (the “Management Investors”) acquired 93% common equity interest in the Company with Raytheon continuing to own 7% of the common interests (the “Recapitalization”).  The Company has continued to expand its commercial laundry business by purchasing the Ajax product lines in 2000.

        Alliance Laundry Corporation (“ALC”) is a wholly owned subsidiary of Alliance that was incorporated for the sole purpose of serving as a co-issuer of the Series B 9 5/8% Senior Subordinated Notes (the “Notes”) in order to facilitate the Note offering.  ALC does not have any substantial operations or assets of any kind and will not have any revenue.

        Alliance is the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and a leader worldwide.  Under the well-known brand names of Speed Queen, UniMac and Huebsch, the Company produces a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds.  The Company believes it has had the leading market share in the North American stand-alone commercial laundry equipment industry for the last four years and has increased its market share from approximately 35% in 1998 to 38% in 2002.  The Company attributes its industry leading position to: (i) the quality, reliability and functionality of its products; (ii) the breadth of its product offerings; (iii) its extensive distributor network and strategic alliances with key customers; and (iv) its investment in new product development and manufacturing capabilities.  As a result of its market leadership, the Company has an installed base of equipment that it believes is the largest in the industry and that generates significant recurring sales of replacement equipment and service parts.  In addition to stand-alone commercial laundry equipment, the Company also offers presses and finishing equipment used in the drycleaning segment under the Ajax name.  Internationally, the Company has generated revenue of $29.2 million, $32.5 million and $35.5 million in 2002, 2001 and 2000, respectively.  In addition, pursuant to an agreement which concluded September 17, 1999, the Company supplied consumer washing machines to Amana Company, L.P. (“Appliance Co.”) for sale at retail.  For 2002, 2001 and 2000 the Company generated net revenues of $255.6 million, $254.5 million and $265.4 million and EBITDA (as defined in Item 6 – Selected Financial Data) of $40.5 million, $50.6 million and $46.0 million, respectively.

        The Company believes it has developed the most extensive distribution networks to each of the three distinct customer groups within the North American stand-alone commercial laundry equipment industry: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons.  The Company estimates that in over 80% of the North American market its laundromat and on-premise laundry distributors are either the number one or number two distributor for their respective selling regions.  In addition, the Company’s in-house sales force has developed superior relationships with leading route operators that own, install and maintain commercial laundry equipment in multi-housing laundries, a critical factor in enabling the Company to grow its market share.  Internationally, the Company sells its laundry equipment through distributors and to retailers.

        With an investment of over $34.1 million since 1998, the Company has substantially completed the development of many new products, the redesign of existing products and the modernization of its manufacturing facilities in Wisconsin and Florida.  The Company believes its considerable investment in its product line and manufacturing capabilities has strengthened and will continue to enhance its market leadership position.

Company Strengths

        Market Leader with Significant Installed Base.  The Company believes it led the North American industry in sales to stand-alone commercial laundry industry, with approximately 38% market share overall in 2002.  As a result of its leading market position, the Company has achieved superior brand recognition and extensive distribution capabilities.  The Company’s market position has also allowed it to establish what it believes to be the largest installed base in its industry, which generates a significant level of recurring sales of replacement equipment and service parts and provides a platform for revenue growth.

        Industry-leading Product Offering.  The Company believes its product line leads the industry in reliability, breadth of offerings, functionality and advanced features.  Its development team of more than 75 engineers and technical personnel, together with its marketing and sales personnel, work with the Company’s major customers to develop and enhance the Company’s products to better meet customer needs.  For example, the Company’s new products emphasize efficiency and new technology, facilitating ease of use as well as improving performance and reliability.  In addition, the Company believes it is the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors, tumbler dryers and shirt finishing equipment, as well as laundry and drycleaning presses), thereby providing customers with a single source for all their stand-alone commercial laundry equipment needs.

        Extensive and Loyal Distribution Networks.  The Company believes it has developed the industry’s most extensive North American distribution networks.  The Company estimates its distributors are either the number one or number two distributor for their respective selling regions in over 80% of the North American market.  Most of the Company’s distributors have been customers for over ten years.  In addition, through its in-house sales force the Company has developed excellent relationships with industry-leading route operators, who are direct customers of the Company.  The Company believes its strong relationships with its customers are based, in part, on the quality, breadth and performance of its products and on its comprehensive value-added services.

        Leading National Brands.  The Company markets and sells its products under the widely recognized brand names Speed Queen, UniMac, Huebsch and Ajax.  Management believes that the Company has industry-leading brand equity and brand recognition, based upon historical customer survey results and the substantial market share growth achieved since 1993.  The Company’s market share has almost doubled, increasing from 21% in 1993 to 38% in 2002.  In addition, in a survey of the drycleaning industry commissioned in 1996 of more than 1,000 drycleaners, Ajax ranked as the leader in terms of brand awareness.

        Strong and Incentivized Management Team.  Led by Chief Executive Officer Thomas L’Esperance, the Company believes it has assembled the strongest management team in the commercial laundry equipment industry.  The Company’s seven executive officers have over 111 years of combined experience in the commercial laundry equipment and appliance industries.  This management team has executed numerous strategic initiatives, including: (i) ongoing refinements to its product offerings; (ii) the development of strategic alliances with key customers; (iii) the implementation of manufacturing cost reduction and quality improvement programs; and (iv) the acquisitions and successful integration of the commercial washer-extractor business of the UniMac Company (“UniMac”) and the press and finishing equipment business of American Laundry Machinery Inc. (“Ajax”).  In addition, management owns approximately 17% of the Company’s common units on a diluted basis.

Business Strategy

        The Company’s strategy is to achieve profitable growth by offering a full line of the most reliable and functional stand-alone commercial laundry equipment and pressing and finishing equipment, along with comprehensive value-added services.  The key elements of the Company’s strategy are as follows:

        Offer Full Line of Superior Products and Services.  The Company seeks to satisfy all of a customer’s stand-alone commercial laundry equipment and pressing and finishing equipment needs with its full line of products and services.  The Company seeks to compete with other manufacturers in the commercial laundry equipment industry by introducing new products, features and value-added services tailored to meet evolving customer requirements.  In 1999, for example, the Company introduced a new line of small-chassis frontload washers, offering multi-housing laundries increased water and energy efficiency.  In addition, in late 2000, the Company introduced its NetMaster™ system of technologically advanced laundry products offering multi-housing and laundromat operators more flexibility and accountability.  Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.  As a value added service to its customers, in 2001 the Company implemented automated PC web based business processes and electronic delivery of marketing and technical service communications.  The development and ongoing support of the Company’s Internet sites as well as the password-protected distributor sites are internally managed to enable quick response times and flexibility.  Electronic customer response services, frequently asked technical questions, international sites for distributors, online sales incentive status and the addition of searchable marketing and technical communications have been added to the Company’s web sites since 2001.

        Develop and Strengthen Alliances with Key Customers.  The Company has developed and will continue to pursue long-term alliances and multi-year supply agreements with key customers.  For example, the Company is the predominant supplier of new laundry equipment to Coinmach Corporation (“Coinmach”), the largest and fastest growing operator of multi-housing laundries in North America.

        Continuous Improvement in Manufacturing Operations.  The Company seeks to continuously enhance its product quality and reduce costs through refinements to manufacturing processes.  The Company achieves such improvements through collaboration among key customers, suppliers and its engineering and marketing personnel.  Since 1995, the Company has progressively reduced manufacturing costs through improvements in raw material usage and labor efficiency, among other factors.  In 2000 and 2001, the Company completed the consolidation from four manufacturing facilities to two remaining locations; Ripon, Wisconsin and Marianna, Florida.  This consolidation yielded benefits in manufacturing efficiencies, overhead reduction and asset management.  In 2000, the Company partnered with FLOW VISION Consultants to implement the Toyota Production System on one of its product lines.  Additional product lines were converted in 2002, with continuing conversions to this production method scheduled for implementation in 2003.  Benefits derived from these process changes have shown significant gains in assembly efficiency, inventory reductions and quality improvement.

Industry Overview

        The Company estimates that North American stand-alone commercial laundry equipment sales were approximately $460.0 million in 2002, of which the Company’s equipment revenue represented approximately $173.9 million.  The Company believes that North American sales of stand-alone commercial laundry equipment have grown at a compound annual rate of approximately 1.1% since 1993.  North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment.  Management believes industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality, thereby raising average selling prices.

        Manufacturers of stand-alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; and (iv) supply of value-added services such as rapid spare parts delivery, equipment financing and computer aided assistance in the design of commercial laundries.

        Outside of the stand-alone commercial laundry equipment market, the Company does not participate in manufacturing or selling commercial custom engineered, continuous process laundry systems.  Until its March 6, 2000 acquisition of the Ajax press and finishing equipment line (see Note 3 – Acquisition of Ajax Product Line), the Company offered only shirt laundering, wetcleaning and drying equipment to the commercial drycleaning equipment market.  The drycleaning and continuous process laundry system segments are distinct from the stand-alone commercial laundry equipment segment, employing different technologies and serving different customer groups.

        Customer Categories.  Each of the stand-alone commercial laundry equipment industry’s three primary customer groups, laundromat operators, multi-housing laundry operators and on-premise laundry operators, is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and sophistication.  For example, equipment purchased by multi-housing route operators is most similar to consumer machines sold at retail, while equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity and provides superior cleaning and drying capabilities.

        Laundromats.  Management estimates that laundromats accounted for approximately 54% of North American stand-alone commercial laundry equipment sales in 2002.  These approximately 35,000 facilities typically provide walk-in, self-service washing and drying.  Laundromats primarily purchase commercial topload washers, washer-extractors and tumblers.  Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively.  Laundromats have historically been owned and operated by sole proprietors.  Laundromat owners typically rely on distributors to provide equipment, technical and repair support and broader business services.  For example, distributors may host seminars for potential laundry proprietors related to laundromat investment opportunities.  Independent proprietors also look to distributors and manufacturers for equipment financing.  Given the laundromat owner’s reliance on the services of its local distributor, the Company believes that a strong distributor network in local markets can differentiate manufacturers in serving this customer group.

        In addition to distributor relationships, the Company believes laundromat owners choose among different manufacturers’ products based on, among other things: (i) availability of equipment financing; (ii) reputation, reliability and ease and cost of repair; (iii) the water and energy efficiency of the products (approximately 25% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association (“CLA”)); and (iv) the efficient use of physical space in the store (since 18% to 27% of annual gross revenue of laundromats is expended for rent according to the American Coin-Op Magazine 2001 “Rent Survey”).

        Multi-housing Laundries.  Management believes that multi-housing laundries accounted for approximately 28% of North American stand-alone commercial laundry equipment sales in 2002.  These laundries include both common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

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

        Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contract with building management.  Route operators pay rent (which may include a portion of the laundry’s revenue) to building management.  Route operators are typically direct customers of commercial laundry equipment manufacturers such as the Company and tend to maintain their own service and technical staffs.  Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

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

        On-premise Laundries.  Management believes that on-premise laundries accounted for approximately 18% of North American stand-alone commercial laundry equipment sales in 2002.  On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

        Most products sold to on-premise laundries are washer-extractors and tumbler dryers, primarily in larger capacities up to 250 pounds.  These machines process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups.  Effective and rapid washing (i.e., reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens.  The Company believes that in a typical hotel on-premise laundry, up to 50% of the cost of operations is labor.

        On-premise laundries typically purchase equipment through a distributor who provides a range of selling and repair services on behalf of manufacturers.  As with laundromats, the Company believes a strong distributor network is a critical element of sales success.  On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use.  In addition, the availability of technical support and service is important in an on-premise laundry operator’s selection of an equipment supplier.

        Drycleaning.  Management estimates that North American drycleaning equipment sales were  approximately $175.0 million in 2002.  The approximately 34,000 drycleaners in North America provide full-service drycleaning and wetcleaning for households.  This service includes stain removal, pressing, finishing and packaging.  In addition, many commercial drycleaners provide laundry services for water-washable garments, rug cleaning services, and minor alteration and repair services.

        Drycleaners primarily purchase drycleaning machines, presses and finishing equipment, washer-extractors, tumblers and small-chassis topload washers and dryers.  Drycleaners primarily include independently operated neighborhood cleaners, franchises and specialty cleaners.  Drycleaners typically rely on distributors and chemical supply companies to provide equipment, detergents, stain removers, technical support and broader business services.  For example, distributors and chemical suppliers provide training seminars on the proper use of equipment and chemicals for cleaning, stain removal and garment finishing.

        As with laundromats and on-premise laundries, drycleaners typically purchase equipment through distributors who can provide service parts, repair service and technical support.  Drycleaners select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability; (ii) load capacity and cycle time; (iii) ease of use and (iv) solvent and energy efficiency.

Trends and Characteristics

        Growth Drivers.  The Company believes that population expansion in North America has and will continue to drive steady demand for garment and textile laundering by all customer groups purchasing commercial laundry equipment.  The Company believes population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment.  According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1991 and is projected to grow at approximately 0.5% per year on average over the next ten years.

        In addition, customers are increasingly “trading up” to equipment with enhanced functionality, thereby raising average selling prices.  For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, which the Company believes provide such customers with a competitive advantage.  Moreover, customers are moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating cost containment.

        Limited Cyclicality.  North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions do not tend to affect the frequency of use, or replacement, of laundry equipment.  Management believes industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality, thereby raising average selling prices.  Under all economic conditions, owners of commercial laundries typically delay equipment replacement until such equipment can no longer be economically repaired or until competition forces the owner to upgrade such equipment to provide improved appearance or functionality.  The economic life of such equipment and thus timing of replacement of such equipment are also generally unaffected by economic conditions.  The economic life of stand-alone commercial laundry equipment is generally 7-14 years.

        International Growth.  The Company anticipates growth in demand for commercial laundry equipment in international markets, especially in developing countries where laundry needs are far less sophisticated than in North America.

        Reducing Customer Operating Costs.  The time required to wash and dry a given load of laundry (i.e., cycle time) has a significant impact on the economics of a commercial laundry operation.  Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation.  This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period.  Examples of methods of reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin rate.  Product enhancements in 2000 increased the top load washer’s spin speed to the fastest in the commercial laundry industry with its 710 rpm spin speed. The higher spin speed substantially increases water extraction and thereby lowers moisture retention.  For coin store owners the lower moisture retention results in reduced energy bills for clothes drying operations.  Overall, this improvement provides faster drying times, lower energy costs and the potential for increased cycles per day.

Products

        Overview.  The Company offers a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting its products, under the Speed Queen, Huebsch and UniMac brands throughout North America and in over ninety foreign countries.  Additionally, the Company offers laundry and drycleaning presses and shirt finishing equipment under the Ajax brand.  The Company’s products range from small washers and dryers primarily for use in laundromats and multi-housing laundry rooms to large laundry equipment with load capacities of up to 250 pounds used in on-premise laundries.  The Company also benefits from domestic and international sales of service parts for its large installed base of commercial laundry equipment.  Internationally, the Company also sells laundry equipment under private label brands.

        Washers.  Washers represented approximately 48% of 2002 net revenues and include washer-extractors, topload washers and frontload washers.

        Washer-Extractors.  The Company manufactures washer-extractors, its largest washer products, to process from 20 to 250 pounds of laundry per load.  Washer-extractors extract water from laundry with spin speeds that produce over 300 G’s of centrifugal force, thereby reducing the time and energy costs for the drying cycle.  Sold under the Speed Queen, UniMac and Huebsch brands, these products represented approximately 26% of 2002 net revenues.  Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premises laundries.  Washer-extractors are built to be extremely durable to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry.  Also, the equipment is in constant use and must be durable to avoid a high cost of failure to the user.

        In late 1998 the Company introduced its new Water Saving System line of washer-extractors for on-premise laundries.  This new line of washer-extractors is designed to obtain up to 32% reduction in water consumption for some applications.  The system will also provide substantial reduction in sewer costs, detergent and energy usage for some operators.

        In 2001, the Company introduced a new 40-lb. wash load washer-extractor.  The new washer replaced the Company’s 35-lb. wash load capacity unit thereby offering customers additional wash capacity and an extra large opening for easy loading and unloading of clothes.

        Topload Washers.  Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 G’s.  Sold primarily to multi-housing laundries and laundromats under the Speed Queen and Huebsch brands, these products represented approximately 17% of 2002 net revenues.

        In 1997, the Company introduced its Automatic Balance System (“ABS”), which it believes provides the industry-leading out-of-balance handling.  New topload washers with ABS deliver higher G–force, reducing moisture left in the laundry, thereby reducing drying time and energy usage.

        In late 2000, the Company introduced its NetMasterTM system of technologically advanced laundry products offering multi-housing and laundromat operators more business flexibility and accountability.  Now operators can program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

        Frontload Washers.  In 1999, the Company introduced a new small-chassis frontload washer with the capability to process up to 18 pounds of laundry per load.  Frontload washers are sold under the Speed Queen and Huebsch brands to laundromat and multi-housing customers.  The frontload washer’s advanced design uses 28% less water compared to commercial topload washers.  Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption.  The frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) and can be purchased with a matching small-chassis dryer (single or stacked).

        The Company’s frontload washers display the government’s ENERGY STAR® mark.  The ENERGY STAR label was designed by the government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment.  Along with its 18 lb. wash load capacity, the Company’s frontload washer has a spin speed of over 1000 rpm, providing significant savings in the energy required to dry wash loads.

        In 2001, the Company introduced a new commercial stacked frontload washer and dryer which takes up half the floor space compared to a conventional washer and dryer.  The pair saves on energy and water and received the government’s ENERGY STAR® mark.  The new product is offered with push button, coin or card activation.

        Dryers.  Dryers represented approximately 32% of 2002 net revenues and include tumbler dryers, standard dryers and stacked dryers.  The Company also sells a new line of stacked combination frontload washers and dryers.

        Tumbler Dryers.  Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load.  Tumblers represented approximately 21% of 2002 net revenues.  Tumblers are sold primarily to laundromats and on-premise laundries under all four of the Company’s brands.  The Company’s tumbler dryer design, introduced in October 1997, has 33% to 50% fewer moving parts and requires 20% less drying time as compared to the previous design.

        Standard Dryers.  Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load.  Sold under the Speed Queen and Huebsch brands, standard dryers (including stacked dryers) represented approximately 11% of 2002 net revenues.  In 1997, the Company introduced a newly designed standard dryer, which serves the multi-housing and international consumer markets.  The Company believes the dryer’s increased capacity, measuring 7.1 cubic feet, is among the largest in the industry.  The size of the loading door opening has also been increased to improve loading accessibility.  The Company believes that the increased drying capacity and enhanced operational convenience that these improvements provide are critical factors to a customer’s product satisfaction.

        Stacked Dryers and Stacked Frontload Washers and Dryers.  To enable its multi-housing customers to conserve valuable floor space, the Company offers a stacked unit consisting of two 18 pound standard dryers and offers a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

        Presses and Finishing Equipment.  Such sales accounted for approximately 3% of 2002 net revenues.  Presses and finishing equipment are sold primarily to commercial drycleaners and industrial cleaning plants under the Ajax brand.  The Company offers a broad array of presses and finishing equipment such as cabinet presses for shirt finishing; pants and linen presses; collar and cuff presses; shirt sleevers; steam-air garment finishers; and utility presses and accessories.

        Service Parts.  The Company benefits from the recurring sales of service parts to its large installed base.  Such sales accounted for approximately 14% of 2002 net revenues.  The Company offers immediate response service whereby many of its parts are available on a 24-hour turnaround for emergency repair parts orders.

        Other Value-Added Services.  The Company believes its customers attach significant importance to the value-added services it provides.  The Company offers services that it believes are significant drivers of high customer satisfaction, such as equipment financing (which accounted for approximately 3% of 2002 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design, sales and service training for distributors, technical support and service training material.  In addition, the Company believes it offers an unmatched range of complementary customer services and support, including phone-in technical support and on-call installation and repair service through its highly trained distributors, and web sites which provide information on all Alliance products and services including downloadable product literature, installation guides and site lay-out tools.  The Company believes its extensive service capabilities, in addition to the dependability and functionality of its products, will continue to differentiate its products from the competition.

Customers

        The Company’s customers include more than: (i) 100 distributors to laundromats; (ii) 100 distributors to on-premise laundries; (iii) 45 distributors to drycleaners; (iv) 80 route operators serving multi-housing laundries; and (v) 130 international distributors serving more than 90 countries.

        The Company’s top ten equipment customers accounted for approximately 34.5% of 2002 net revenues.  Coinmach, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Metropolitan Laundry Machinery Co., Inc. were the Company’s largest customers, the largest of which, Coinmach, accounted for 16.8% of 2002 net revenues.

Sales and Marketing

        Sales Force.  The Company’s sales force of 26 is structured to serve the needs of each customer group.  In addition, the Company, through a marketing staff of approximately 42 professionals, provides customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

        Marketing Programs.  The Company supports its sales force and distributors through a balanced marketing program of advertising and industry trade shows.  Advertising expenses totaled $2.9 million in 2002 and included a variety of forms, from print and electronic media to direct mail.  In addition, Company representatives attended over 37 trade shows in 2002 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for the Company’s products.

        Equipment Financing.  The Company, through its special-purpose financing subsidiaries, offers an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment.  Typical terms include 2-9 year loans with an average principal amount of approximately $75,000.  Management believes that the Company’s off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of its marketing activities.  In addition, this service provides the Company with an additional source of recurring income.

        The financing program is structured to minimize risk of loss.  The Company adheres to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default.  As a result of these risk management tools, losses from the program have been minimal.  Net write-offs for equipment loans have averaged less than 1% for the five year period ended December 31, 2002, and were slightly higher than 1% for the year ended December 31, 2002.

Research and Development

        The Company’s engineering organization is staffed with over 75 engineers and technical support staff.  The Company’s recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of its commercial laundry equipment.  The Company’s engineers and technical personnel, together with its marketing and sales organization, collaborate with the Company’s major customers to redesign and enhance its products to better meet customer needs.  The cumulative research and development spending exceeded $33.4 million for the period 1998 through 2002.  The Company has developed numerous proprietary innovations that the Company uses in select products.  Over the past four years, the Company has rolled out its MicroMaster line of electronically controlled tumblers and washer-extractors under the Speed Queen brand as well as its CardMateTM Plus and NetMasterTM debit card cashless systems designed to replace coin operated equipment.  The Company believes this array of new products allows it to continue to be an innovative leader in electronic controls equipment.  The Company believes improvements made to existing products and the introduction of new products have supported the Company’s market leadership position.

Competition

        Within the North American stand-alone commercial laundry equipment industry, the Company competes with several large competitors.  The Company believes, however, it is the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers.  With respect to laundromats, the Company’s principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company.  In multi-

housing, the principal competitors include Maytag Corporation and Whirlpool Corporation.  In on-premise laundry, the Company competes primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat.  The Company does not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years, however there can be no assurance that significant new competitors or existing competitors will not compete for the business of different customer groups in the future.

        Within the drycleaning industry, the Company competes primarily with other pressing and finishing equipment and shirt laundering equipment manufacturers.  With respect to pressing and finishing equipment, the Company’s principal competitors include Unipress Corporation, Forenta, L.P. and Cissell Manufacturing Company (a subsidiary of Laundry Systems Group N.V.).  With respect to shirt laundering equipment (primarily washer-extractors) the Company’s principal competitors include Wascomat and Pellerin Milnor Corporation.

Manufacturing

        The Company owns and operates two manufacturing facilities located in Wisconsin and Florida with an aggregate of more than 830,000 square feet.  The facilities are organized to focus on specific product segments, although each facility serves multiple customer groups.  The Ripon plant presently produces the Company’s small-chassis topload washers, frontload washers and small-chassis dryers, and began producing the Company’s tumbler dryers, beginning in the spring of 2000.  The Marianna plant produces the Company’s large-chassis washer-extractors, and began producing the Company’s presses and finishing equipment, beginning in the fall of 2000.  The Company’s manufacturing plants primarily engage in fabricating, machining, painting, assembly and finishing operations.  The Company also operates three product distribution centers, all of which are owned.  The Company believes that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

        The Company purchases substantially all raw materials and components from a variety of independent suppliers.  Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics.  The Company believes there are readily available alternative sources of raw materials from other suppliers.  The Company has developed long-term relationships with many of its suppliers and has sourced materials from eight of its ten largest suppliers for at least five years.

        The Company is committed to achieving continuous improvement in all aspects of its business in order to maintain its industry leading position.  Both of the Company’s manufacturing facilities are ISO 9001 certified.

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 2002:

Location	Function/Products	Approximate Square Feet	Owned/Leased

Production Facilities
Ripon, WI	Manufacture small washers and dryers, and tumbler dryers	572,900	Owned
Marianna, FL	Manufacture washer-extractors, presses and finishing equipment	259,200	Owned [1]

	Subtotal	832,100
Regional Distribution Centers
Ripon, WI	Washers, dryers, tumbler dryers	147,500	Owned [2]
Marianna, FL	Washer-extractors, presses and finishing equipment	33,000	Owned [1,3]
Ripon, WI	Service parts	60,800	Owned

	Subtotal	241,300
Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	43,100	Owned

	Subtotal	108,800

	Total	1,182,200

[1] The Marianna buildings are owned, however, the land is leased from the city of Marianna.
[2] This distribution facility was constructed in 2000 on property owned by the Company.
[3] This distribution facility was constructed in 2001.

The Company believes existing manufacturing facilities provide adequate production capacity to meet product demand.

ITEM 3.    LEGAL PROCEEDINGS

        Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company.  While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the Company’s business, financial condition and results of operations after giving effect to provisions already recorded.

        In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, (“ALSA”) a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering.  On April 3, 2001, the Lopez Arbitration was concluded.  The arbitration panel awarded Argentine Pesos 1,408,900 ($1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff.  The Company does not believe this arbitration award will have a material effect on the Company’s operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations.  The remaining investment on the Company’s financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company’s investment in ALSA was written down to the value of certain remaining assets.  In management’s opinion based on the advice of counsel, under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA.  On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award.  On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against the Company for the amount ordered to be paid in the Lopez Arbitration, plus unspecified damages caused by the award not having been timely paid.  The Company is in the process of preparing a response.

        Since January 2002, there have been significant changes in Argentina’s monetary legislation and the value of the Argentine Peso.  The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of March 7, 2003 the Argentine Peso was trading at .316 per United States Dollar.  Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

        In April, 2002 the Company was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in coin laundry equipment.  The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified the Company and has agreed to pay and is paying for the Company’s representation in this matter.  Plaintiff accused the Company, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000.  Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas.  The court granted Defendants motion to exclude certain testimony related to using the entire market value of the coin laundry equipment sold by Defendants as a royalty base.  This ruling effectively allowed Plaintiff to only present evidence of its damage claim of $596,786 on Defendants’ after market sales of the W2000 coin selector.  However, the jury subsequently returned a verdict finding, among other things, willful infringement, and awarding  $5,382,000 against the Company, with a total of $10,350,000 being awarded against all Defendants.  Plaintiff and the Defendants have filed opposing motions for entry of judgment.  The court has not entered a judgment on this jury verdict, but has ordered the parties to a second mediation.  On February 26, 2003, the court held a hearing with counsel for the parties and indicated that judgment will not be entered until after the mediation, if there is no settlement.  The position of the Company remains that any liability related to this lawsuit is properly borne by Münzprüfer.  However, the ability of Münzprüfer to fully satisfy its indemnification obligations could require the Company to fund a portion of the ultimate settlement or award amount, and such amount could be material to the Company’s financial position, results of operations and cash flows.  Based upon the current status of this matter, no liability has been recorded by the Company.

Environmental, Health and Safety Matters

        The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes.  The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances.  As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquires relating to environmental matters.  There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company believes that its facilities and operations are in material compliance with all environmental, health and safety laws.

        Federal, state and local governments could enact laws or regulations concerning environmental matters that affect the Company’s operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, the Company’s products.  The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive.  Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at the Company’s facilities or at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances.

        Certain environmental investigatory and remedial work is underway or planned at, or relating to, the Company’s Marianna, Florida and Ripon, Wisconsin manufacturing facilities.  With respect to the Marianna facility, such work is being conducted by a former owner of the property and is being funded through an escrow account, the available balance of which the Company believes to be substantially greater than remaining remediation costs.  With respect to the Ripon facility, such work will be conducted by the Company.  The Company currently expects to incur costs of less than $100,000 through 2003 at the Ripon facility to complete remedial work. There can be no assurance, however, that additional remedial costs will not be incurred by the Company in the future with respect to the Ripon facility.

        With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities.  In the event the former owner fails to honor their respective obligations under these indemnifications, such liabilities could be borne directly by the Company.

        The Company also received an order in 1995 from the U.S. Environmental Protection Agency (“EPA”) requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner.  EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site.  The asserted disposal predated the Company’s and Raytheon’s ownership of the Ripon facility.  The Company believes that EPA also has contacted a prior owner of the facility to assert that the former owner may be liable.  There is an established group of potentially responsible parties that are conducting a cleanup of the site.  The group has estimated that the cleanup will cost approximately $5 million.  The group proposed to settle their alleged claims against the Company, and to protect the Company from further liability at the site, for approximately $100,000.  The Company declined the proposal because it believes that any liability related to the site is borne by the Ripon facility’s prior owner, and not the Company.  The Company has met with EPA to explain its defenses to enforcement of the administrative order.  The Company received a General Notice of Potential Liability on March 21, 2001 regarding an additional five acre parcel at the site.  The position of the Company remains that any liability related to the site is properly borne by the Ripon facility’s owner prior to Raytheon. However, in the event that the former owner fails to honor their respective obligation, such liabilities could be borne directly by the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for any class of common equity of the Company.  There was one holder of record of the Alliance Laundry Systems LLC’s common equity as of March 12, 2003.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical combined financial data for the year ended December 31, 1998 and selected historical consolidated financial data for the years ended December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002.  For periods prior to the Recapitalization, the historical combined financial information represents the results of the Company.  As a result of the Recapitalization, Alliance Laundry Systems LLC is now a wholly-owned subsidiary of the Parent.  Because the Parent is a holding company with no operating activities and provides certain guarantees, the financial information presented herein for periods subsequent to the Recapitalization represents consolidated financial information of the Parent, rather than consolidated financial information of the Company.  The summary historical consolidated financial data for the years presented were derived from audited consolidated financial statements of the Company.  The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and the notes related thereto of the Company included elsewhere in this Annual Report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

Statements of Income:
Net Revenues	$255,638	$254,548	$265,441	$314,374	$331,714
Operating income	35,112	36,369	31,012	38,296	28,846
Interest expense	28,341	33,538	35,947	31,509	21,426
Other income (expense), net	33	(67)	354	(1,706)	306
Income (loss) before taxes	1,391	2,764	(4,581)	5,081	7,726
Net income (loss) from operations(1)	1,335	2,730	(4,601)	5,052	5,335

Other Operating Data:
EBITDA(2)	$40,518	$50,608	$46,003	$50,997	$44,241
EBITDA before infrequently occurring and plant relocation costs(3)	57,066	52,022	51,456	55,775	51,025
Depreciation and amortization	13,293	17,026	17,155	16,969	16,671
Non-cash interest expense included in amortization above	2,507	2,720	2,518	2,562	1,582
Infrequently occurring items(4)	16,333	—	402	3,707	6,784
Plant relocation costs included in administrative expense(5)	215	1,414	5,051	1,071	—
Capital expenditures	2,652	5,152	7,445	10,947	7,861
Total assets	199,610	203,771	210,143	217,148	210,986
Total debt	314,577	323,564	336,605	322,048	320,124

Reconciliation: EBITDA before infrequently occurring and plant relocation costs
Income (loss) before taxes	$1,391	$2,764	$(4,581)	$5,081	$7,726
add: Interest expense	28,341	33,538	35,947	31,509	21,426
add: Depreciation and amortization	13,293	17,026	17,155	16,969	16,671
less: Non-cash interest expense included in amortization above	(2,507)	(2,720)	(2,518)	(2,562)	(1,582)

EBITDA(2)	40,518	50,608	46,003	50,997	44,241
add: Infrequently occurring items(4)	16,333	—	402	3,707	6,784
add: Plant relocation costs included in administrative expense(5)	215	1,414	5,051	1,071	—

EBITDA before infrequently occurring and plant relocation costs(3)	$57,066	$52,022	$51,456	$55,775	$51,025

(1)
Subsequent to the consummation of the Recapitalization, the Company is not a tax paying entity.  Historical amounts represent the Company’s tax attributes as a division of Raytheon as calculated on a separate return basis.

(2)
“EBITDA,” as presented, represents income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), cash interest expense and non-cash interest expense on the seller subordinated note.  Interest accrued on the seller subordinated note is capitalized annually and will be repaid when the note becomes due.

EBITDA is included because management believes that such information provides an additional basis for evaluating the Company’s ability to pay interest, repay debt and make capital expenditures.  EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of the Company’s operating results and cash flows as a measure of the Company’s liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(3)

“EBITDA before infrequently occurring items,” as presented, represents income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs), plant restructuring costs, other infrequently occurring items, plant relocation costs included in administrative expenses, cash interest expense and non-cash interest expense on the seller subordinated note.  EBITDA before infrequently occurring items is included because management believes that such information provides an additional basis for evaluating the Company’s ability to pay interest, repay debt and make capital expenditures.  EBITDA before infrequently occurring items should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of the Company’s operating results and cash flows as a measure of the Company’s liquidity.  Because EBITDA before infrequently occurring items is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(4)

Infrequently occurring items in 2002 relate to $10.9 million associated with costs incurred in establishing a new asset backed facility for the sale of trade receivables and notes receivable, $3.4 million associated with an abandoned Canadian public offering and $2.0 million associated with the non-cash loss resulting from the early extinguishment of debt on its prior term loan and revolving credit facilities.  In 2000 such costs relate to additional medical benefits provided as part of a plant closure.  In 1999 such costs relate to a $2.2 million restructuring charge associated with a plant closure and $1.5 million associated with payments under retention agreements with certain key employees.  In 1998 such costs relate to a $4.5 million restructuring charge associated with closing its Latin American operations and $2.3 million associated with payments under retention agreements with certain key employees.

(5)

Plant relocation costs in 2002, 2001 and 2000 relate primarily to one-time expenses associated with the relocation of Madisonville, Kentucky and Cincinnati, Ohio production lines to Ripon, Wisconsin and Marianna, Florida, respectively.  Plant relocation costs in 1999 relate primarily to the relocation of Madisonville, Kentucky production lines to Ripon, Wisconsin and duplication of the Searcy, Arkansas standard dryer and small capacity frontload washer production lines in Ripon, Wisconsin.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

	(dollars in millions)
Commercial laundry	$220.1	$219.8	$230.4
Service parts	35.5	34.7	35.0

	$255.6	$254.5	$265.4

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of sales	70.2%	74.5%	74.4%
Gross profit	29.8%	25.5%	25.6%
Selling, general and administrative expense…	11.8%	11.2%	13.7%
Securitization and other costs	4.3%	0.0%	0.2%
Operating income	13.7%	14.3%	11.7%
Net income (loss) before cumulative effect of accounting change	0.5%	1.1%	-1.7%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Revenues.  Net revenues for the year ended December 31, 2002 increased $1.1 million, or 0.4%, to $255.6 million from $254.5 million for the year ended December 31, 2001. This increase was primarily attributable to higher commercial laundry revenue of $0.3 million and higher service parts revenue of $0.8 million.  The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $2.9 million, and higher earnings from the Company’s off-balance sheet equipment financing program of $0.6 million, which was partly offset by lower international revenue of

$3.2 million.  The increase in North American equipment revenue was primarily due to price increases of approximately $3.5 million and higher revenue from multi-housing laundries, and laundromats, partially offset by lower revenue from on-premise laundries.  Revenue from international customers was lower due to the discontinuance of sales to a foreign customer under a private label contract and higher sales to the Mexican government in 2001 under a one-time contract.

        Gross Profit.  Gross profit for the year ended December 31, 2002 increased $11.1 million, or 17.1%, to $76.1 million from $65.0 million for the year ended December 31, 2001.  This increase was primarily attributable to the price increase and favorable manufacturing efficiencies, $1.5 million of lower depreciation expense, and $2.0 million of favorable impact in 2002 resulting from a change in accounting principle whereby goodwill is no longer amortized.  (See Note 2).   Gross profit as a percentage of net revenues increased to 29.8% for the year ended December 31, 2002 from 25.5% for the year ended December 31, 2001.

        Selling, General and Administrative Expense.  Selling, general and administrative expenses for the  year ended December 31, 2002 increased $1.4 million, or 5.0%, to $30.1 million from $28.7 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses was primarily due to higher pension expense of $1.4 million, higher independent development expenses of $0.9 million, higher compensation expenses of $0.9 million, and higher sales and marketing expenses of $0.3 million, partially offset by lower one-time expenses related primarily to the relocation of Cincinnati, Ohio production lines to Marianna, Florida of $0.9 million and a lower loss on sales of qualified accounts receivable of $0.9 million.  Selling, general and administrative expenses as a percentage of net revenues increased to 11.8 % for the year ended December 31, 2002 from 11.3% for the year ended December 31, 2001.

        Securitization and Other Costs.  Securitization and other costs for the year ended December 31, 2002 were $10.9 million.  The 2002 costs were due to transaction fees associated with a new asset backed facility.  Securitization and other costs as a percentage of net revenues were 4.3% for the year ended December 31, 2002.

        Operating Income.  As a result of the aforementioned, operating income for the year ended December 31, 2002 decreased $1.3 million, or 3.5%, to $35.1 million from $36.4 million for the year ended December 31, 2001.  Operating income as a percentage of net revenues decreased to 13.7% for the year ended December 31, 2002 from 14.3% for the year ended December 31, 2001.

        Interest Expense.  Interest expense for the year ended December 31, 2002 decreased $5.2 million, or 15.5%, to $28.3 million from $33.5 million for the year ended December 31, 2001.  Interest expense in 2002 includes an unfavorable non-cash adjustment of $1.5 million related to new interest rate swap agreements entered into in 2002.   Interest expense in 2001 included an unfavorable non-cash adjustment of $0.9 million related to these agreements.  Interest expense was also lower in 2002 as a result of lower interest rates and a reduction in total debt outstanding of $22.0 million, or 6.5% since December of 2000.

        Loss from Early Extinguishment of Debt.  Loss from early extinguishment of debt for the year ended December 31, 2002 was $2.0 million. The Company entered into an amended and restated credit agreement dated as of August 2, 2002.  As a result, the Company recorded a loss on early extinguishment of debt of $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities.

        Abandoned Canadian Public Offering.  Abandoned Canadian public offering expense for the year ended December 31, 2002 was $3.4 million. The 2002 costs were due to the write-off of costs incurred while pursuing an initial public offering through a Canadian Income Trust.  Due to market conditions, management determined that such a public offering was not advantageous to the Company at that time.

        Other Income (Expense), Net.  Other income for the year ended December 31, 2002 was less than $0.1 million as compared to other expense of $0.1 million for the year ended December 31, 2001.  The 2002 other income is comprised entirely of gains on the sale of fixed assets.  The 2001 other expense is comprised entirely of losses on the sale of fixed assets.

        Net Income Before Cumulative Effect of Accounting Change.  As a result of the foregoing, net income before cumulative effect of accounting change for the year ended December 31, 2002 decreased $1.4 million to a net income before cumulative effect of accounting change of $1.3 million as compared to $2.7 million for the year ended December 31, 2002.  Net income before cumulative effect of accounting change as a percentage of net revenues decreased to 0.5% for the year ended December 31, 2002 from 1.1% for the year ended December 31, 2001.

        Cumulative Effect of Accounting Change.  Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  In accordance with the impairment provisions of EITF 99-20, upon adoption the Company recognized a $2.0 million non-cash write-down of the Company’s retained interests in its securitization transactions.

        Net Income.  As a result of the aforementioned, net income for the year ended December 31, 2002 increased $0.6 million to $1.3 million as compared to $0.7 million for the year ended December 31, 2001.  Net income as a percentage of net revenues increased to 0.5% for the year ended December 31, 2002 from 0.3% for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Revenues.  Net revenues for the year ended December 31, 2001 decreased $10.9 million, or 4.1%, to $254.5 million from $265.4 million for the year ended December 31, 2000. This decrease was primarily attributable to lower commercial laundry revenue of $10.6 million. The decrease in commercial laundry revenue was due primarily to lower North American equipment revenue of $10.0 million, and lower international revenue of $3.0 million, which was partly offset by higher earnings from the Company’s off-balance sheet equipment financing program of $2.3 million.  The decrease in North American equipment revenue was primarily due to lower revenue from laundromats, on-premise laundries, and drycleaners resulting from a general economic slowdown.  Finance program revenue was higher primarily as a result of a $3.1 million loss recognized in connection with a securitization transaction completed during the fourth quarter of 2000 (see Note 5 to the Financial Statements).  Revenue from international customers was lower as the Company’s products (priced in U.S. dollars) have become less competitive due to unfavorable exchange rate movements.

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

        Securitization and Other Costs.  There were no securitization and other costs for the year ended December 31, 2001 as compared to $0.4 million of costs for the year ended December 31, 2000.  Other costs in 2000 were comprised entirely of closure costs related to the Company’s Madisonville, Kentucky facility.

        Operating Income.  As a result of the aforementioned, operating income for the year ended December 31, 2001 increased $5.4 million, or 17.3%, to $36.4 million from $31.0 million for the year ended December 31, 2000.  Operating income as a percentage of net revenues increased to 14.3% for the year ended December 31, 2001 from 11.7% for the year ended December 31, 2000.

        Interest Expense.  Interest expense for the year ended December 31, 2001 decreased $2.4 million, or 6.7%, to $33.5 million from $35.9 million for the year ended December 31, 2000.  Reductions resulting from lower interest rates throughout 2001 and a one-time net interest expense in 2000 of $1.5 million associated with the Raytheon Arbitration award were offset by $0.9 million of non-cash adjustments to reflect changes in the fair values of the Company’s interest rate swap agreements for the year ended December 31, 2001.

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

        Cumulative Effect of Accounting Change.  Effective April 1, 2001, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  In accordance with the impairment provisions of EITF 99-20, upon adoption the Company recognized a $2.0 million non-cash write-down of the Company’s retained interests in its securitization transactions.  The impairment was primarily driven by faster prepayment trends than had been anticipated at the time of sale.

        Net Income (Loss).  As a result of the aforementioned, net income for the year ended December 31, 2001 increased $5.3 million to $0.7 million as compared to a net loss of $4.6 million for the year ended December 31, 2000.  Net income as a percentage of net revenues increased to 0.3% for the year ended December 31, 2001 from (1.7%) for the year ended December 31, 2000.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

        The Company’s accounting policies are disclosed in the Notes to Financial Statements in this Annual Report on Form 10-K.  The more critical of these policies include revenue recognition and the use of estimates in valuing inventories, notes and accounts receivable, retained interests in securitized notes receivable and pension obligations.

        Revenue Recognition – The Company continues to recognize revenues primarily when products are shipped.  The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

        The Company sells notes receivable and accounts receivable through its special-purpose bankruptcy remote entities.  Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue.  In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values.  The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using management’s best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Losses on the sale of accounts receivable are recognized in the period in which such sales occur and are included in selling, general and administrative expense.

        Inventories – The Company values inventories primarily at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.  Valuing inventories at the lower of cost or market requires the use of estimates and judgment.  The Company’s policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write-down any excess quantities to estimated net realizable value.  Inherent in the estimates of net realizable value are management estimates related to the Company’s future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

        Notes and Accounts Receivable – The Company values notes receivable not sold and accounts receivable net of allowances for uncollectible accounts.  These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds.  However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning.

        Retained Interests in Securitized Notes Receivable – The Company values retained beneficial interests in notes receivable sold to the Company’s off-balance sheet special-purpose entities based upon the present value of expected future cash flows to be received on the residual portion of cash flows on the notes, using management’s best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates.  Unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded as other comprehensive income (loss).  Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest.  Note 5 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain key valuation assumptions.

        Employee Pensions – The Company sponsors a defined benefit pension plan covering the majority of its employees.  Generally accepted accounting principles require the Company to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plan.  Such assumptions include discount rate, expected rate of return on plan assets, compensation increases and employee turnover rates.  These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions.  For purposes of determining the Company’s pension expense for 2003, the discount rate and expected rate of return on plan assets have been reduced to 6.50% and 9.00%, respectively.

        Further, generally accepted accounting principles require the recognition of a minimum pension liability and in certain circumstances an adjustment to members’ equity (deficit) when the fair market value of year-end pension assets are less that the accumulated benefit obligation.  At year-end 2002, a charge of $8.0 million to members’ deficit was recorded in response to lower asset valuation and somewhat higher benefit obligations as of that date.  Future increases or decreases to this minimum liability amount depend on actuarial experience, including whether asset returns exceed assumed rates of return.

LIQUIDITY AND CAPITAL RESOURCES

        On August 2, 2002 the Company amended and restated its May of 1998 credit agreement with a syndicate of financial institutions.  The new amended and restated $238.0 million credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”).  Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2005 to August 5, 2007.

        The Senior Credit Facility continues to be subject to certain financial ratios and tests, similar to those included in the prior facility.  The Senior Credit Facility allows a maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility) at December 31, 2002 of 6.0 whereas under the prior credit facility the maximum allowed under this ratio was 5.25 at December 31, 2002.  Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new Senior Credit Facility.

        The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in its amended and restated credit agreement dated as of August 2, 2002).

        On November 26, 2002, a trust, Alliance Laundry Equipment Receivables Trust 2002-A (“ALERT 2002A”), formed by a special-purpose bankruptcy remote subsidiary of the Company entered into a three year $300.0 million revolving facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by the Company.  During the first three years of the new Asset Backed Facility, the Company is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special purpose subsidiary, which in turn will transfer them to the trust.  The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the new Asset Backed Facility.  Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $300.0 million less the amount of funding outstanding for trade receivables.  Funding for the trade receivables and equipment loans is subject to certain eligibility criteria standard for transactions of this type.  After three years from the closing date, which is December 2, 2005, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years.

        The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization.  Further, the timely payment of interest and the ultimate payment of principal on the facility is guaranteed by Ambac Assurance Corporation.  All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of the Company.  Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust.  In addition, the Company is paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

        The Company’s principal sources of liquidity are cash flows generated from operations and borrowings under its $45.0 million Revolving Credit Facility.  The Company’s principal uses of liquidity are to meet debt service requirements, finance the Company’s capital expenditures and provide working capital.  The Company expects that capital expenditures in 2003 will not exceed $5.0 million.  The Company expects the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.  As of December 31, 2002, the Company has $314.6 million of indebtedness outstanding.

        At December 31, 2002 the Company had outstanding debt of $183.0 million under the Term Loan Facility, $110.0 million of Senior Subordinated Notes, $20.3 million of junior subordinated notes (the “Junior Subordinated Notes”), $0.7 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.6 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company.  At December 31, 2002 there were no borrowings under the Company’s Revolving Credit Facility.  Letters of credit issued on the Company’s behalf under the Revolving Credit Facility totaled $22.0 million at December 31, 2002.  At December 31, 2002, the Company had $23.0 million of its $45.0 million Revolving Credit Facility available subject to certain limitations under the Company’s $238.0 million Senior Credit Facility.  After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA (as defined by the Senior Credit Facility), the Company could have borrowed $23.0 million at December 31, 2002 in additional indebtedness under the Revolving Credit Facility.  The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 6.0 at December 31, 2002 to 5.5 at December 31, 2003.  Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

The Term Loan Facility is repayable in the following aggregate annual amounts:

Year	Amount Due

(Dollars in millions)
2003	$9.7
2004	$12.2
2005	$14.6
2006	$19.5
2007	$127.0

        The Term Loan Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility).  The Revolving Credit Facility will terminate on August 5, 2007.

        The Company is the originator and seller of trade receivables and equipment loans under the new $300.0 million Asset Backed Facility.  The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles.  It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the trade receivables and equipment backed promissory notes.

        The Company’s ability to make scheduled payments of principal or to pay the interest or liquidated damages, if any, or to refinance its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which in turn is subject to general economic, financial, competitive and other factors that are beyond its control.  There can be no assurance, therefore, that the Company’s business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business.  If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing.  There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

        On January 22, 2002, the SEC issued FR-61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The purpose of FR-61 was to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics described.

        Below are the Company’s responses to each of the areas addressed by FR-61.  In addition, the Company’s risk factors are separately discussed in the succeeding section of this report on Form 10-K.  Any statements in this section which discuss or are related to future dates or periods are “forward-looking statements.”

1.	Liquidity Disclosures

More specifically, FR-61 requires management to consider the following to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.

Provisions in financial guarantees or commitments, debt or lease agreements or other arrangements that could trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, such as adverse changes in the registrant’s credit rating, financial ratios, earnings, cash flows, or stock price or changes in the value of underlying, linked or indexed assets.  The Company’s Senior Credit Facility requires the Company to comply with certain financial ratios and tests to comply with the terms of the agreement.  The Company has continued in compliance with these covenants as of December 31, 2002, the latest measurement date.  The occurrence of any default of these covenants could result in acceleration of the Company’s obligations under the Senior Credit Facility (approximately $183.0 million as of December 31, 2002) and foreclosure on the collateral securing such obligations.  Further, such an acceleration would constitute an event of default under the indenture governing the Company’s $110.0 million of Senior Subordinated Notes.

     Finally, the Company, through its special-purpose bankruptcy remote subsidiary entered into a $300.0 million Asset Backed Facility as defined above and as further described in Notes 5 and 6 to the financial statements.  Pursuant to the terms of the Asset Backed Facility, the Company provides credit enhancement to the note purchasers (consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits.  The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee.  If the credit enhancement is not replenished by the Company after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize.

B.

Circumstances that could impair the registrant’s ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified investment grade credit rating, level of earnings, earnings per share, financial ratios, or collateral.  The Company does not believe that the risk factors applicable to its business are reasonably likely to impair its ability to continue to engage in its historical operations at this time.

C.

Factors specific to the registrant and its markets that the registrant expects to be given significant weight in the determination of the registrant’s credit rating or will otherwise affect the registrant’s ability to raise short-term and long-term financing.  The Company does not presently believe that the risk factors applicable to its business are reasonably likely to materially affect its credit ratings or would otherwise adversely affect the Company’s ability to raise short-term or long-term financing.

D.

Guarantees of debt or other commitments to third parties.  The Company does not have any significant guarantees of debt or other commitments to third parties.  The Company has disclosed information related to guarantees in Note 13 to its financial statements.

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

                 The Company has disclosed above and in Notes 5 and 6 to its financial statements the nature of its off-balance sheet financing arrangements, which facilitate the sale of equipment notes receivable and accounts receivable.

                 The Company also leases various assets under operating leases.  The future estimated payments under these arrangements are also disclosed in Note 12 to the financial statements.

3.	Disclosures about Contractual Obligations and Commercial Commitments

                 In FR-61, the SEC notes that current accounting standards require disclosure concerning a registrant’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.  They also indicate that the disclosures responsive to these requirements usually are located in various parts of a registrant’s filings.  The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location so that a total picture of obligations would be readily available.  They further suggested that one useful aid to presenting the total picture of a registrant’s liquidity and capital resources and the integral role of on- and off-balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

                 The Company is no different than most other registrants in that disclosures are located in various parts of this report on Form 10-K, including Notes 10, 11, 12 and 15 to the financial statements.  The Company has prepared schedules as of December 31, 2002 suggested by the SEC in FR-61.  Information in the following table is in thousands.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$314,577	$9,971	$27,268	$146,793	$130,545
Operating leases	473	274	196	3	—
Unconditional purchase commitments *	—	—	—	—	—
Other long-term obligations **	7,782	—	—	—	7,782

Total contractual cash obligations	$322,832	$10,245	$27,464	$146,796	$138,327

* There are no unconditional purchase obligations of significance other than inventory and property, plant and equipment purchases in the ordinary course of business.

** Other long-term obligations represent future payment requirements associated with deferred compensation agreements and redeemable preferred equity as discussed in Notes 14 and 11, respectively, to the financial statements.

Historical

        Cash generated from operations for the twelve months ended December 31, 2002 of $22.8 million was principally derived from the Company’s earnings before depreciation and amortization as well as changes in working capital.  The working capital investment in accounts receivable at December 31, 2002 of $5.8 million decreased $4.6 million as compared to the balance of $10.4 million at December 31, 2001. The investment in beneficial interests in securitized accounts receivable at December 31, 2002 of $19.9 million increased $13.0 million as compared to the balance of $6.9 million at December 31, 2001, which was primarily attributable to an increase in retained interests on trade receivables sold under the new Asset Backed Facility as compared to retained interests associated with the prior trade receivables facility.  The investment in notes receivable at December 31, 2002 of $11.2 million increased $2.7 million as compared to the balance of $8.5 million at December 31, 2001, which was primarily attributable to an increase in unsold notes carried on the Company’s books.  The investment in beneficial interests in securitized financial assets at December 31, 2002 of $21.5 million decreased $6.7 million as compared to the balance of $28.2 million at December 31, 2001, which was primarily attributable to a decrease in retained interests on equipment loans sold under the new Asset Backed Facility as compared to retained interests associated with the prior notes receivables facility.  The investment in inventory at December 31, 2002 of $25.7 million decreased $4.2 million as compared to the balance of $29.9 million at December 31, 2001.  The working capital investment in accounts payable at December 31, 2002 of $13.8 million increased $1.6 million as compared to the balance of $12.2 million at December 31, 2001.

        Cash generated from operations for the twelve months ended December 31, 2001 of $21.3 million was principally derived from the Company’s earnings before depreciation and amortization partially offset by changes in working capital.  The working capital investment in accounts receivable at December 31, 2001 of $10.4 million decreased $0.2 million as compared to the balance of $10.6 million at December 31, 2000.  The investment in notes receivable at December 31, 2001 of $8.5 million increased $4.9 million as compared to the balance of $3.6 million at December 31, 2000, which was primarily attributable to an increase in ineligible loans which could not be sold.  The investment in beneficial interests in securitized financial assets at December 31, 2001 of $28.2 million increased $6.8 million as compared to the balance of $21.4 million at December 31, 2000, which was primarily attributable to retained interests on new loans sold to one of the Company’s special-purpose bankruptcy remote entities, Alliance Laundry Receivable Warehouse LLC (“ALRW”).  The investment in inventory at December 31, 2001 of $29.9 million decreased $7.6 million as compared to the balance of $37.5 million at December 31, 2000.  The working capital investment in accounts payable at December 31, 2001 of $12.2 million increased $3.4 million as compared to the balance of $8.8 million at December 31, 2000, which resulted in part from higher purchases and production levels in December 2001 as compared to December 2000.

Capital Expenditures

        The Company’s capital expenditures for the twelve months ended December 31, 2002 and December 31, 2001 were $2.7 million and $5.2 million, respectively. Capital spending in 2002 was principally oriented toward product enhancements and manufacturing process improvements, while spending in 2001 was principally oriented toward reducing manufacturing costs and transitioning press and finishing equipment production from a prior facility to the Company’s Marianna, Florida manufacturing facility.

RISK FACTORS

Substantial Leverage

        As of December 31, 2002, the Company had outstanding indebtedness of $314.6 million, including $183.0 million under the Term Loan Facility, $110.0 million of Senior Subordinated Notes, $20.3 million of Junior Subordinated Notes and $1.3 million of other long-term debt, and had a significant members’ deficit.  The Company’s Senior Credit Facility expires on August 5, 2007.

        The Company’s ability to make scheduled payments of principal and interest thereon, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.  The Company will be required to refinance or extend its Senior Credit Facility prior to its maturity on August 5, 2007.  In addition, the Company will be required to refinance or extend its Revolving Credit Facility prior to its expiration on August 5, 2007.  There can be no assurance, however, that such refinancings will be available on commercially reasonable terms.

        The degree to which the Company is leveraged could have important consequences, including, but not limited to: (i) making it more difficult for the Company to satisfy its obligations with respect to its indebtedness; (ii) increasing the Company’s vulnerability to general adverse economic and industry conditions; (iii) limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, research and development and other general corporate requirements; (iv) requiring the dedication of a substantial portion of the Company’s cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, research and development or other general corporate purposes; (v) limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (vi) placing the Company at a competitive disadvantage compared to less leveraged competitors.  In addition, the Senior Credit Facility and the Senior Subordinated Notes contain financial and other restrictive covenants that limit the ability of the Company to, among other things, borrow additional funds.  Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company’s business, financial condition and results of operations.  If the Company cannot generate sufficient cash to meet its obligations as they become due or refinance such obligations, the Company may have to sell assets or reduce capital expenditures.

Dependence upon Significant Customers

        The Company’s top ten equipment customers accounted for approximately 34.5% of 2002 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp. (“Coinmach”), accounted for 16.8% of such net revenues for the period.  While the Company believes its relationships with such customers are stable, many arrangements are by purchase order and are terminable at will at the option of either party.  The Company’s business also depends upon the financial viability of its customers.  A significant decrease or interruption in business from the Company’s significant customers could result in loss of future business and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Relating to Asset Backed Facility

        The Company offers an extensive financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment from the Company’s distributors or, in the case of route operators, from the Company.  Typical terms include 2-9 year loans with an average principal amount of approximately $75,000.  The Asset Backed Facility (defined above) is utilized to finance both equipment loans and trade receivables.  If certain limits in the size of the Asset Backed Facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs.  The Company’s inability to incur such indebtedness to fund the financing programs or its inability to securitize such assets through off-balance sheet bankruptcy remote subsidiaries could result in the loss of sales and have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, a significant increase in the cost of funding future off-balance sheet asset backed facilities could have a material adverse effect on the Company’s business, financial condition and results of operations.

Possible Fluctuations in the Cost of Raw Materials; Possible Loss of Suppliers

        The major raw materials and components the Company purchases for its production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics.  The price and availability of these raw materials and components are subject to market conditions affecting supply and demand.  There can be no assurance that increases in raw material or component costs (to the extent the Company is unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, while the Company believes alternate sources of supply exist, there can be no assurance that the loss of suppliers or of components would not have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition

        Within the North American stand-alone commercial laundry equipment industry, the Company competes with several large competitors.  With respect to laundromats, the Company’s principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company.  In multi-housing, key competitors include Maytag Corporation and Whirlpool Corporation.  In on-premise laundry, the Company competes primarily with Pellerin Milnor Corporation, American Dryer Corporation, Wascomat and Continental Girbau, Inc.  There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on the Company’s business, financial condition and results of operations.  Certain of the Company’s principal competitors have greater financial resources and/or are less leveraged than the Company and may be better able to withstand market conditions within the commercial laundry industry.  There can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Foreign Sales Risk

        Sales of equipment to international customers represented approximately 11.4% of 2002 net revenues.  Demand for the Company’s products are and may be affected by economic and political conditions in each of the countries in which it sells its products and by certain other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in United States dollars), import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws.  Changes in policies by foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations, or limitations on imports or exports, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company does not and currently does not intend to hedge exchange rate fluctuations between United States dollars and foreign currencies associated with payments for equipment and service parts sales.

Dependence on Key Personnel

        The Company is dependent on the continued services of its senior management team and certain other key employees.  Other than for Mr. L’Esperance, the Company does not maintain employment agreements with its senior management and the Company does not maintain insurance policies with respect to key employees.  In addition, Mr. L’Esperance’s employment agreement expires on May 4, 2003.  The loss of such key employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

Labor Relations

        Approximately 601 of the Company’s employees at its Wisconsin facilities are represented by The United Steel Workers of America.  The Company is periodically in negotiations with The United Steel Workers of America, and the collective bargaining agreement covering employees at its Wisconsin facilities, approved in September, 1999, expires in February 2004.  Although the Company expects to renew the existing agreement or negotiate a new agreement without a work stoppage and believes that its relations with its union employees are generally satisfactory, there can be no assurance that the Company can successfully negotiate a new agreement or that work stoppages by certain employees will not occur.  Any such work stoppages could have a material adverse effect on the Company’s business, financial condition and results of operations.

Controlled by Principal Securityholder

        Bain LLC, an entity controlled by Bain Capital Partners, LLC, owns approximately 55% of the Company.  Bain LLC and certain securityholders of the Company’s equity interests are parties to a Securityholders Agreement and the Amended and Restated Limited Liability Company Agreement dated May 5, 1998, that gives Bain LLC the ability to designate for election a majority of the Company’s Board of Managers and therefore determine the outcome of substantially all issues submitted to the Company’s securityholders, including mergers, sales of all or substantially all of the Company’s  assets and similar fundamental corporate changes.  Circumstances may arise in which the interests of Bain LLC could be in conflict with interests of noteholders or creditors of the Company.  In addition, Bain LLC may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgement, could enhance their equity investment, even though such transactions might involve risks to noteholders or creditors.

Environmental, Health and Safety Requirements

        The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water and the disposal of solid and hazardous wastes.  The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances.  As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters.  There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company’s business, financial condition and results of operations.

        Federal, state and local governments could enact laws or regulations concerning environmental matters that affect the Company’s operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, the Company’s products.  The Company cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive.  Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at the Company’s facilities or at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances.  The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require expenditures by the Company, some of which could have a material adverse effect on the Company’s business, financial condition and results of operations.  With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities.  In the event that the former owner fails to honor their respective obligations under the indemnification, such liabilities could be borne directly by the Company and could be material.

        The Company’s operations are also subject to various hazards incidental to the manufacturing and transportation of commercial laundry equipment.  These hazards can cause personal injury and damage to and destruction of property and equipment.  There can be no assurance that as a result of past or future operations, there will not be claims of injury by employees or members of the public. Furthermore, the Company also has exposure to present and future claims with respect to worker safety, workers’ compensation and other matters.  There can be no assurance as to the actual amount of these liabilities or the timing of them.  Regulatory developments requiring changes in operating practices or influencing demand for, and the cost of providing, its products and services or the occurrence of material operational problems, including but not limited to the above events, may also have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks of Future Legal Proceedings

        At any given time, the Company is a defendant in various legal proceedings and litigation arising in the ordinary course of business.  The Company maintains insurance policies with insurers in amounts and with coverages and deductibles that the Company’s management believes are reasonable and prudent.  However, the Company can make no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.  A significant judgment against the Company or Alliance Holdings, the loss of a significant permit or other approval or the imposition of a significant fine or penalty could have a material adverse effect on the Company’s business, financial condition and future prospects.

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

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

        The Company disclosed the effects of transactions with related parties in Note 15 to the financial statements.  There were no other significant transactions with related and certain other parties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement is not expected to have a material  effect on the Company’s financial statements.

        In August 2001, the FASB issued SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have any impact on the consolidated financial statements.

        In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  This statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and provides that debt extinguishments that do not meet the criteria for classification as extraordinary items should not be classified as extraordinary.  The Company has adopted this statement.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.”  This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of the current statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”,  which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. As required, the Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002 (See Note 13). The Company is still evaluating the recognition/measurement provisions of this Interpretation.

        During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity.  A variable interest entity is an entity for which control is achieved through means other than voting rights.  The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003.  For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than July 1, 2003.  The Company is still evaluating the consolidation provisions of this Interpretation; however, qualifying special-purpose securitization entities are excluded from the consolidations requirements of this Interpretation.

FORWARD-LOOKING STATEMENTS

        With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 12 – Commitments and Contingencies” section of this document.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements.  Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved.  Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of the Company’s products abroad; market acceptance of new and enhanced versions of the Company’s products; the impact of substantial leverage and debt service on the Company and other risks listed from time to time in the Company’s reports, including but not limited to the Company’s Registration Statement on Form S-4 (file no. 333-56857).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates.  From time to time, the Company does hedge exchange rate fluctuations between United States dollars and foreign currencies for purchases of inventory components.  Such amounts are not material to the operations of the Company.  Additionally, from time to time, the Company may enter into derivative financial instruments to hedge its interest rate exposures.  The Company does not enter into derivatives for speculative purposes.

        Revenue from international customers represented approximately 11.4% of 2002 net revenues.  At December 31, 2002, there were no material non-United States dollar denominated financial instruments outstanding which exposed the Company to foreign exchange risk.

        As noted above, the Company is exposed to market risk associated with adverse movements in interest rates.  Specifically, the Company is primarily exposed to changes in the fair value of its $110 million Senior Subordinated Notes, and to changes in earnings and related cash flows on its variable interest rate debt obligations outstanding under the Senior Credit Facility and its retained interests related to trade accounts receivable and equipment loans sold to the Company’s special-purpose finance subsidiaries.  Borrowings outstanding under the Senior Credit Facility totaled $183.0 million at December 31, 2002.

        The fair value of the Company’s Senior Subordinated Notes was approximately $93.5 million based upon prevailing prices in recent market transactions as of December 31, 2002.  The Company estimates that this fair value would increase/decrease by approximately $5.2 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2002.

        An assumed 10% increase/decrease in the variable interest rate of 5.3% in effect at December 31, 2002 related to the term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $1.0 million.

        On December 12, 2002, the Company entered into an $80.0 million interest rate swap agreement with Lehman Brothers Special Financing Inc. to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility.  Under the swap, which matures on January 6, 2006, the Company pays a fixed rate of 3.06%, and receives or pays quarterly interest payments based upon 3 month LIBOR.  There was no effect of this agreement on the Company’s cash interest paid during 2002.  The fair value of this interest rate swap agreement, which represents the amount that the Company would pay to settle the instrument, was $1.5 million at December 31, 2002.

        An assumed 10% increase/decrease in interest rates under the Company’s special-purpose entities at December 31, 2002 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables.  Finally, based upon the mix of variable and fixed rate equipment loans sold by the Company, a 10% increase/decrease in interest rates would decrease/increase the fair value of the Company’s retained interests at December 31, 2002 of $21.5 million by approximately $0.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers and Members
  of Alliance Laundry Holdings LLC

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Also, as discussed in Note 2, effective in 2001, the Company changed its methods of accounting for derivative financial instruments and retained beneficial interests in securitized financial assets.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
March 11, 2003

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

Assets
Current assets:
Cash	$7,339	$5,659
Cash-restricted	99	439
Accounts receivable (net of allowance for doubtful accounts of $207 and $662 at December 31, 2002 and 2001, respectively)	5,834	10,440
Inventories, net	25,697	29,862
Beneficial interests in securitized accounts receivable	19,864	6,913
Prepaid expenses and other	2,954	3,180

Total current assets	61,787	56,493
Notes receivable, net	11,166	8,512
Property, plant and equipment, net	39,096	46,909
Goodwill (net of accumulated amortization of $11,766 at December 31, 2002 and 2001)	55,414	55,414
Beneficial interests in securitized financial assets	21,483	28,227
Debt issuance costs, net	9,654	7,863
Other assets	1,010	353

Total assets	$199,610	$203,771

Liabilities and Members' Deficit
Current liabilities:
Current portion of long-term debt	$9,971	$1,212
Revolving credit facility	—	—
Accounts payable	13,797	12,194
Other current liabilities	21,638	20,539

Total current liabilities	45,406	33,945
Long-term debt:
Senior credit facility	173,266	194,018
Senior subordinated notes	110,000	110,000
Junior subordinated note	20,312	17,069
Other long-term debt	1,028	1,265
Other long-term liabilities	10,338	1,682

Total liabilities	360,350	357,979
Mandatorily redeemable preferred equity	6,000	6,000
Members' deficit	(166,740)	(160,208)

Total liabilities and members' deficit	$199,610	$203,771

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Net revenues:
Commercial laundry	$220,114	$219,805	$230,448
Service parts	35,524	34,743	34,993

	255,638	254,548	265,441
Cost of sales	179,508	189,514	197,558

Gross profit	76,130	65,034	67,883

Selling, general and administrative expense	30,098	28,665	36,469
Securitization and other costs	10,920	—	402

Total operating expenses	41,018	28,665	36,871

Operating income	35,112	36,369	31,012

Interest expense	28,341	33,538	35,947
Loss from early extinguishment of debt	2,004	—	—
Abandoned Canadian public offering costs	3,409	—	—
Other income (expense), net	33	(67)	354

Income (loss) before taxes	1,391	2,764	(4,581)
Provision for income taxes	56	34	20
Net income (loss) before cumulative effect of accounting change	1,335	2,730	(4,601)
Cumulative effect of change in accounting principle	—	2,043	—

Net income (loss)	$1,335	$687	$(4,601)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF MEMBERS' DEFICIT
AND COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Members' deficit, beginning of year	$(160,208)	$(161,861)	$(147,766)
Net income (loss)	1,335	687	(4,601)
Accumulated other comprehensive income (loss):
Net unrealized holding gain (loss) on residual interests, beginning of year	1,309	572	(127)
Unrealized gain, net	277	737	699

Net unrealized holding gain (loss) on residual interests, end of year	1,586	1,309	572
Minimum pension liability adjustment, beginning of year	—	—	—
Unrealized gain (loss)	(8,003)	—	—

Minimum pension liability adjustment, end of year	(8,003)	—	—
Net unrealized gain on interest rate swaps, beginning of year	141	—	—
Unrealized (loss) gain	(141)	141	—

Net unrealized gain on interest rate swaps, end of year	—	141	—
Distribution to Raytheon and related transaction costs	—	—	(10,507)
Repayment on loans to management	—	88	314

Members' deficit, end of year	$(166,740)	$(160,208)	$(161,861)

Comprehensive income (loss):
Net income (loss)	$1,335	$687	$(4,601)
Other comprehensive (loss) income:
Net unrealized holding gain on residual interests, net	277	737	699
Minimum pension liability adjustment	(8,003)	—	—
Unrealized (loss) gain on interest rate swaps	(141)	141	—

Comprehensive (loss) income	$(6,532)	$1,565	$(3,902)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC
CONSOLIDATED STATEM ENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$1,335	$687	$(4,601)
Adjustments to reconcile net income (loss) to cash provided by operating activities excluding, the effects of the acquisition opening balance sheet in 2000:
Cumulative effect of change in accounting principle	—	2,043	—
Depreciation and amortization	13,293	17,026	17,155
Restructuring charges	—	—	402
Non-cash interest	3,848	3,663	2,295
Non-cash loss from early extinguishment of debt	2,004	—	—
(Gain) loss on sale of property, plant and equipment	(33)	67	(354)
Changes in assets and liabilities:
Accounts receivable	4,606	139	18,685
Inventories	4,165	7,600	(2,992)
Other assets	(8,499)	(14,230)	(5,554)
Accounts payable	1,603	3,439	(4,418)
Other liabilities	453	904	(5,328)

Net cash provided by operating activities	22,775	21,338	15,290

Cash flows from investing activities:
Additions to property, plant and equipment	(2,652)	(5,152)	(7,445)
Acquisition of business	—	—	(13,399)
Proceeds on disposal of property, plant and equipment	89	188	1,287

Net cash used in investing activities	(2,563)	(4,964)	(19,557)

Cash flows from financing activities:
Proceeds from long-term debt	193,000	812	750
Principal payments on long-term debt	(205,230)	(4,618)	(500)
Net increase/(decrease) in revolving line of credit borrowings	—	(12,000)	12,000
Debt financing costs	(6,302)	—	—
Distribution to Raytheon and related transaction costs	—	—	(5,920)

Net cash (used in) provided by financing activities	(18,532)	(15,806)	6,330

Increase in cash	1,680	568	2,063
Cash at beginning of year	5,659	5,091	3,028

Cash at end of year	$7,339	$5,659	$5,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,155	$25,774	$31,283

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000
(Dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation:

Description of Business

        Alliance Laundry Holdings LLC (the “Company”) designs, manufactures and services a full line of commercial laundry equipment for sale in the U.S. and for export to numerous international markets.  The Company also manufactures consumer washing machines for sale to international customers.  The Company produces all of its products in the U.S. at two manufacturing plants located in Ripon, Wisconsin and Marianna, Florida.

        The Company originated from the acquisition of Speed Queen Company (“Speed Queen”) by Raytheon Company (“Raytheon”) in October of 1979 and was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc.  On September 10, 1997, in connection with the sale by Raytheon of its consumer laundry business (“Appliance Co. Transaction”), Raytheon Appliances, Inc. was dissolved.  Concurrently, Raytheon Commercial Laundry LLC was established as a limited liability company to carry on the commercial laundry portion of Raytheon’s appliance business.

Basis of Presentation

        The Company was formed in connection with a May 5, 1998 recapitalization (the “Recapitalization”) and merger transaction, pursuant to which Raytheon Commercial Laundry LLC was renamed to “Alliance Laundry Holdings LLC.”  The transactions were accounted for as a recapitalization and accordingly, the historical accounting basis of the assets and liabilities was unchanged.  The financial statements represent the consolidated financial position and results of operations of the Company, including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation which were formed in connection with the Recapitalization.

        In connection with the Recapitalization and other related transactions, the Company contributed substantially all of its assets and liabilities to Alliance Laundry Systems LLC, a newly formed limited liability company (“Alliance Laundry”).  Immediately after the consummation of the transactions, Alliance Laundry became the only direct subsidiary of the Company and succeeded to substantially all of the assets and liabilities of the Company.  Subsequent to May 4, 1998, Alliance Laundry comprises all of the operating activities of the Company.

        All material intercompany transactions have been eliminated in the preparation of these financial statements.

Note 2 – Significant Accounting Policies:

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

Cash, Cash Equivalents and Cash Management

        The Company considers all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.  Restricted cash at December 31, 2002 and 2001 represent unremitted collections on notes receivable sold prior to May 5, 1998.

Revenue Recognition

        Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured.  With the exception of certain sales to international customers, which are recognized upon receipt by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by the Company.  In December 1999, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  SAB 101 was effective for the Company in the fourth quarter of 2000 and did not have a material effect on the Company’s financial statements.

Shipping and Handling Fees and Costs

        In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Sales Incentive Costs

        In accordance with EITF Issue No. 00-14 “Accounting for Certain Sales Incentives,” certain sales incentive costs are reflected as a reduction of net revenues.

Financing Program Revenue

        As discussed below, the Company sells notes receivable and accounts receivable through its special-purpose bankruptcy remote entities.  The Company, as servicing agent, retains collection and administrative responsibilities for the notes and accounts receivable.  The Company earns a servicing fee, based on the average outstanding balance.  In addition, the Company recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” through March 31, 2001 and subsequently in accordance with SFAS No. 140 as discussed below.  The Company also recognizes interest income on beneficial interests retained in the period the interest is earned.  Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue.  Losses on the sale of accounts receivable are recognized in the period in which such sales occur and are included in selling, general and administrative expense.

        During the second quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125.”  This Statement revised certain aspects of the existing standards for accounting for securitizations and other transfers of financial assets and collateral, and required certain new and expanded disclosures.  SFAS No. 140 was effective for the Company in the second quarter of 2001 and did not have a material effect on the Company’s financial statements.

        Effective April 1, 2001, the Company also adopted the provisions of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  In accordance with the provisions of EITF 99-20, the Company recognized an approximate $2.0 million charge upon adoption as the cumulative effect of this accounting change.  The $2.0 million effect of adoption reflects the write-down of the Company’s retained interests to fair value pursuant to the impairment provisions of EITF 99-20.  The Company also recognizes interest income on retained beneficial interests in accordance with EITF 99-20.

Sales of Accounts Receivable and Notes Receivable (See Notes 5 and 6)

        According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.  The Company sells all of its trade receivable and eligible notes receivable to third parties through special-purpose bankruptcy remote entities designed to meet the SFAS No. 125 and 140 requirements for sale treatment.  Accordingly, the Company removes these receivables from its balance sheet at the time of transfer.  On May 5, 1998, the Company established Alliance Laundry Receivables Warehouse LLC (“ALRW”), a special-purpose bankruptcy remote entity, to which all eligible notes receivable and eligible trade accounts receivable were sold through November 7, 2002 and November 26, 2002, respectively.  On November 26, 2002, the Company established Alliance Laundry Equipment Receivables 2002 LLC (“ALER 2002”), a special-purpose bankruptcy remote entity, to which eligible notes receivable and all trade accounts receivable are now sold.

        In a subordinated capacity, the Company retains rights to the residual portion of cash flows, including interest earned, from the notes receivable sold.  This retained beneficial interest is recorded at its estimated fair value at the balance sheet date.  In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values.  The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using management’s best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved.  Unrealized gains and losses resulting from changes in the estimated fair value of the Company’s retained interests are recorded as other comprehensive income (loss) in accordance with SFAS No. 125 and 140.  Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest.

Inventories

        Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value.  The Company’s policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts.  Inventory in excess of the Company’s estimated usage requirements is written down to its estimated net realizable value.  Inherent in the estimates of net realizable value are management estimates related to the Company’s future manufacturing schedules, customer demand, possible alternate uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment

        Property, plant and equipment is stated at cost.  Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense.  When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in other income (expense).  When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount, including any related goodwill, to determine if a write-down is required.

        Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years.  Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

        The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal 2002.  Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income (loss) of approximately $2.0 million in fiscal 2002.  The following sets forth a reconciliation of net income for the periods presented as if the non-amortization provisions of SFAS No. 142 had been applied as of January 1, 2000.

	Year Ended December 31,

	2002	2001	2000

Reported net income (loss)	$1,335	$687	$(4,601)
Add: Goodwill amortization	—	2,046	1,973

Adjusted net income (loss)	$1,335	$2,733	$(2,628)

        SFAS No. 142 also requires a goodwill impairment review to be performed at least annually by applying a fair-value-based test at an appropriate level within the entity.  This test involves a comparison of a reporting unit’s estimated fair value to its carrying value.  If the estimated fair value is in excess of the carrying value, the test is complete and no goodwill impairment is recorded.  The Company estimates fair value based upon estimates of discounted cash flows, including expectations of future operating results.  The Company has completed the analysis required by SFAS No. 142 and has concluded that no impairment of recorded goodwill exists at December 31, 2002.

Debt Issuance Costs

        In conjunction with the Recapitalization, the Company recorded $17.2 million of debt issuance costs.  These costs are being amortized over periods ranging from 5 to 10 years.  As a result of amending and restating its Senior Credit Facility, the Company wrote-off its remaining unamortized debt issuance costs associated with the previous facility of $2.0 million and capitalized as debt issuance costs the fees associated with the new facility of $6.3 million.  Accumulated amortization was $3.8 million and $9.4 million at December 31, 2002 and 2001, respectively.

Warranty Liabilities

        The cost of warranty obligations are estimated and provided for at the time of sale.  Standard product warranties cover most parts for three years and certain parts for five years.  Warranty costs were $2.3 million, $3.2 million and $3.4 million in 2002, 2001 and 2000, respectively.

Research and Development Expenses

        Research and development expenditures are expensed as incurred.  Research and development costs were $6.7 million, $5.8 million and $5.8 million in 2002, 2001 and 2000, respectively.

Advertising Expenses

        The Company expenses advertising costs as incurred.  The Company incurred advertising expenses of approximately $2.9 million, $3.2 million, and $3.2 million in 2002, 2001 and 2000, respectively.

Income Taxes

        As a result of the Recapitalization, the Company is a stand-alone limited liability company and is not subject to federal and most state income taxes.

Class B and C Units

        The Company issued Class B and C Unit interests (see Note 11) to certain members of management in connection with the May 5, 1998 recapitalization transaction.  These units were issued for nominal consideration based upon the subordinated nature of such interests.  The Class B and C Units are considered to represent performance-based compensatory awards for accounting purposes.  Compensation expense is measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it becomes probable that certain target multiples, as defined, will be achieved.  No compensation expense related to these units was recognized in 2002, 2001 or 2000.

Fair Value of Financial Instruments

        The carrying amounts reported in the statement of assets, liabilities and members’ deficit for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments.  The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently.  The fair value of the Company’s senior subordinated notes at December 31, 2002 is estimated based upon prices prevailing in recent market transactions.  The fair value of interest rate swaps are obtained based upon third party quotes.

Interest Rate Swaps

        To limit the effect of increases in interest rates, the Company enters into interest rate swap arrangements.  The differential between the contract floating and fixed rates was accrued and recorded as an adjustment of interest expense in 2000.

Derivative Financial Instruments

        The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.  SFAS No. 133 as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

        In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive (loss) income within members’ deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001.  The Company reclassified in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive (loss) income.  For the year ended December 31, 2001, the Company recognized a loss of $1.5 million reflecting the subsequent changes in the fair values of its interest rate swaps and a gain of $0.6 million for the reclassification of the transition adjustment as discussed above.  The Company entered into a new interest rate swap agreement in December 2002.  For the year ended December 31, 2002, the Company recognized a loss of $1.5 million reflecting the subsequent changes in the fair value of this interest rate swap.

Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained interests in securitized accounts and notes receivable.  Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up the Company’s customer base.  The Company’s sales to international customers accounted for 11.4%, 12.8% and 13.3% of net revenues in 2002, 2001 and 2000, respectively.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

Certain Concentrations

        The Company sells its products primarily to independent distributors.  The Company’s largest customer accounted for 16.8%, 15.7% and 13.6% of net revenues in 2002, 2001 and 2000, respectively.

Future Accounting Changes

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement is not expected to have a material  effect on the Company’s financial statements.

        In August 2001, the FASB issued SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of

Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have any impact on the consolidated financial statements.

        In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  This statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and provides that debt extinguishments that do not meet the criteria for classification as extraordinary items should not be classified as extraordinary.  The Company has adopted this statement.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.”  This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of the current statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  As required, the Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002 (See Note 13).  The Company is still evaluating the recognition/measurement provisions of this Interpretation.

         During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity.  A variable interest entity is an entity for which control is achieved through means other than voting rights.  The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003.  For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than July 1, 2003.  The Company is still evaluating the consolidation provisions of this Interpretation; however, qualifying special-purpose securitization entities are excluded from the consolidations requirements of this Interpretation.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 – Acquisition of Ajax Product Line:

        On March 6, 2000, the Company completed the acquisition of selected assets of American Laundry Machinery Inc.’s press and finishing equipment division (d/b/a “Ajax”).  Ajax, located in Cincinnati, Ohio, manufactures, designs and markets a line of presses and finishers serving the drycleaning and industrial laundry markets.  The cash consideration was approximately $13.1 million.  The Company also assumed selective liabilities of approximately $1.2 million related to the product line and recorded acquisition costs of $0.3 million.  Assets acquired and liabilities assumed have been recorded at their estimated fair value.  The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $11.0 million.  The purchase was financed through the proceeds of trade receivable sales and use of the Revolving Credit Facility.  As part of the Ajax acquisition, the Cincinnati facility was closed, and production was transferred to the Company’s Marianna, Florida manufacturing facility.  As such, a $1.4 million reserve was established in the acquisition opening balance sheet primarily for employee termination and severance benefit charges.

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

Note 4 – Infrequently Occurring Items:

        The Company entered into an amended and restated credit agreement dated as of August 2, 2002.  As a result, the Company recorded a loss on early extinguishment of debt of approximately $2.0 million, to write-off unamortized debt issuance costs related to its prior term loan and revolving credit facilities.

        During 2002 the Company wrote-off $3.4 million for certain costs incurred while pursuing an initial public offering through a Canadian Income Trust.  Due to market conditions, management determined that such a public offering would not be advantageous to the Company at that time.

        The Company entered into a new Asset Backed Facility dated as of November 26, 2002.  As a result, the Company recorded  transaction expenses of $10.9 million.

        During the fourth quarter of 1999, the Company recorded a $2.3 million restructuring charge,  associated with the closing of the Company’s Madisonville, Kentucky manufacturing facility.  A decision was made to close the Madisonville facility and transfer production to the Ripon, Wisconsin manufacturing facility because of the available capacity at the Ripon facility and the operating synergies that will be recognized.  Subsequently, in the third quarter of 2000, this reserve was increased by $0.4 million due to additional medical benefits provided as part of the employee terminations.  All such reserves were utilized by December 31, 2000.

Note 5 - Customer Financing and Sales of Notes Receivable:

General

        The Company maintains an internal financing organization to originate and administer promissory notes for financing of equipment purchases for primarily laundromats.  These notes typically have terms ranging from Prime plus 0.5% to Prime plus 6% for variable rate notes and 7.9% to 15.6% for fixed rate notes.  The average interest rate for all notes at December 31, 2002 approximates 8.5% with terms ranging from 2 to 9 years.  All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

        The Company previously offered a variety of equipment financing programs (capital leases) to assist customers in financing equipment purchases.  These capital leases were transferred immediately to third parties who administer the contracts and earn all associated interest revenue (“External Financing”).  These External Financings have terms ranging from 2 to 7 years and carry market interest rates as set by the third-party lender.  These third parties have recourse against the Company ranging from 15% to 100%.  At December 31, 2002 and 2001, the uncollected balance of leases with recourse under these programs was $0.5 million and $1.7 million, respectively.  In connection with the Recapitalization, Raytheon agreed to indemnify the Company for any recourse obligations arising from these programs.

Funding Facilities

        On November 26, 2002, the Company, through a newly-formed special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2002 LLC (“ALER 2002”), and a trust, Alliance Laundry Equipment Receivables Trust 2002-A (“ALERT 2002A”), entered into a three year $300.0 million revolving facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by the Company.  During the first three years of the new Asset Backed Facility, the Company is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special purpose subsidiary, which in turn will transfer them to the trust.  The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the new Asset Backed Facility, which are limited to an advance rate of approximately 95% for equipment loans and 60-65% for trade receivables.  Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $300.0 million less the amount of funding outstanding for trade receivables.  Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type.  After three years from the closing date, which is December 2, 2005, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years.  As of December 31, 2002, the variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $153.2 million.

        The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to three years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility and (v) a number of other specified events.

        The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization.  Further, the timely payment of interest and the ultimate payment of principal on the facility is guaranteed by Ambac Assurance Corporation.  All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of the Company.  Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust.  In addition, the Company is paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

        The Asset Backed Facility replaces a similar facility previously maintained with Lehman Commercial Paper, Inc. (the “ALRW Facility”).  In connection with the establishment of its new facility, the Company, through its special-purpose subsidiaries repurchased and simultaneously resold the assets held by the ALRW Facility to the new Asset Backed Facility.  Included in commercial laundry revenue is a gain of approximately $2.0 million related to these transactions, essentially reflecting the sale of notes receivable under the Asset Backed Facility and the recognition of previously unrealized gains related to retained interests in the ALRW Facility.

        Prior to the Recapitalization, the Company, through a special-purpose bankruptcy remote entity Alliance Commercial Appliances Finance LLC (“ACAF”), entered into an agreement dated March 26, 1997, with Falcon Asset Securitization Corporation (“Falcon”) and Bank One, NA, as agent for Falcon.  Pursuant to that agreement, the special-purpose entity sold to Falcon defined pools of notes receivable purchased from the Company.  Under the terms of the agreement, Falcon is paid interest based on the 30-day commercial paper rate plus 1.0% and has recourse against ACAF for the outstanding balances of the notes receivable.   A varying portion of ACAF’s recourse obligation, which as of December 31, 2002 was approximately $6.7 million, is guaranteed by a third party.  The Company has agreed to indemnify the guarantor for any payments made by it under that guaranty.  ACAF stopped selling notes receivable to Falcon as of May 4, 1998 and, as a result, the amount outstanding continues to decline as collections on the notes receivable are used to pay down the amount outstanding owed to Falcon.  The total amount outstanding at December 31, 2002 and 2001, was $11.3 million and $21.3 million, respectively.

        Under the Falcon arrangements the Company acts as servicer of the notes receivable sold.  As such, the Company continues to administer and collect amounts outstanding on such receivables.  At December 31, 2002 and 2001, the Company had collected approximately $0.1 million and $0.4 million, respectively, of notes receivable which were subsequently transferred to the buyers through a monthly settlement process.  At the balance sheet dates, these amounts were recorded as finance program obligations.

Sales of Notes Receivable

        Gains on sales of notes receivable and other finance program income in 2002, 2001, and 2000 of approximately $7.2 million, $6.5 million, and $7.3 million, respectively, is included in commercial laundry revenue.  At December 31, 2001, the Company had recorded $18.4 million related to the estimated fair value of the Company’s beneficial interests in notes sold to ALRW.  There was no corresponding balance at December 2002.

        Pursuant to the terms of the ALRW Facility, on November 28, 2000, the Company, through a new-formed wholly-owned subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”) and Alliance Laundry Equipment Receivable Trust 2000-A (“ALERT”), a trust formed by ALER, completed the securitization of $137.8 million of notes receivable related to equipment loans.  The transaction was financed by the issuance of $128.2 million of equipment loan-backed notes issued by ALERT and certain interests retained by the Company.  Proceeds from the issuance of the notes by ALERT were used by one of the Company’s special-purpose bankruptcy remote entities, ALRW, to repay amounts outstanding under its credit facility with Lehman Commercial Paper Inc., with the balance received by the Company in settlement of its related retained interests in ALRW.  The Company recognized a loss on these related transactions in the fourth quarter of 2000 of $3.1 million, reflecting primarily transaction costs incurred of approximately $1.6 million and the difference between the recorded fair values of assets relating to the cash reserve account established in connection with the transaction and the original amount funded by the Company of $2.4 million.  The amount related to the cash reserve account reflects the estimated present value of amounts to be released to the Company from the account based upon the distribution priorities established in connection with the transaction as compared to the amount funded.  The Company holds all of the residual equity interests of the trust, which it does not consolidate based upon its special-purpose bankruptcy remote status, and is paid a servicing fee equal to 1.0% of the aggregate balance of loans held by the trust.  At December 31, 2002 and 2001, the Company has recorded $7.6 million and $9.8 million, respectively, related to the estimated fair value of the Company’s beneficial interests in the notes sold to the trust.

Portfolio Information

        The table below summarizes certain information regarding the Company’s equipment loan portfolio, delinquencies, and cash flows received from and paid to the Company’s special-purpose securitization entities:

	December 31, 2002		December 31, 2001

	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due

Total Portfolio	$244,964	$7,369	$234,926	$9,359
Less: Loans Sold	232,498	2,061	225,598	4,103

Loans Held	12,466	$5,308	9,328	$5,256

Allowance for loan losses	(1,300)		(816)

	$11,166		$8,512

	For The Year Ended December 31, 2002	For The Year Ended December 31, 2001

Proceeds from sales of loans	$89,644	$111,044
Purchase of delinquent or foreclosed assets	$(8,818)	$(11,354)
Servicing fees and other net cash flows received on retained interests	$16,411	$11,555

        The Company’s net credit losses as a percentage of average loans outstanding during 2002, 2001 and 2000 were 1.12%, 2.05% and 0.31%, respectively.

Valuation of Retained Interests

        With respect to the Asset Backed Facility, the Company recognizes beneficial interests in notes sold to ALER 2002, which represents the estimated fair value of its retained interest in the residual cash flows, including interest earned from notes sold, and the present value of ALERT 2002A’s reserve account balance.  The Company has also recognized its interest in the residual equity of ALERT.  As discussed above, the Company’s retained interests in the ALRW Facility were settled in connection with the initial sale of assets to ALER 2002.

	December 31,

	2002	2001

Note receivable from ALRW	$—	$13,297
Beneficial interests in notes sold to ALER 2002	13,674	—
Other beneficial interests in notes sold	7,809	14,930

	$21,483	$28,227

        Key economic assumptions used at the date of transfer in measuring retained interests in the residual portion of cash flows realized on notes sold and the Company’s interest in the residual equity of ALERT for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001

Average Prepayment speed (per annum)	25.00%	25.25%
Expected credit losses (per annum)	0.6%	0.6%
Residual cash flows discounted at	12.5%	12.5%-14.0%

        The weighted-average remaining life of notes receivable sold by the Company was 60 months at December 31, 2002.

        At December 31, 2002 and 2001, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,

	2002	2001

Prepayment speed assumption:
Impact on FV 10% adverse change	(222)	(215)
Impact on FV 20% adverse change	(440)	(412)
Expected credit losses:
Impact on FV 10% adverse change	(216)	(200)
Impact on FV 20% adverse change	(432)	(399)
Residual cash flow discount rate:
Impact on FV 10% adverse change	(398)	(304)
Impact on FV 20% adverse change	(783)	(596)

        These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 6 - Sales of Accounts Receivable:

        As described in Note 5 above, the Company, through its bankruptcy remote subsidiary ALER 2002 entered into the Asset Backed Facility to finance the sale of all of its trade receivables and certain eligible notes receivable related to equipment loans.  With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 65% of the outstanding amount of trade receivables sold.  Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type.  The Company as servicer retains collection and administrative responsibilities for the accounts receivable sold.  The total amount of uncollected balances on trade accounts receivable sold at December 31, 2002 was $51.0 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $33.1 million.

        Losses on sales of trade accounts receivable and related expenses of $1.0 million, $1.8 million and $3.8 million in 2002, 2001 and 2000, respectively, are included in selling, general and administrative expense. The Company’s retained interest in trade accounts receivable sold to ALER 2002, at December 31, 2002 is $19.9 million.  On November 28, 2002 the Company stopped selling trade receivables to ALRW and on December 3, 2002, all amounts outstanding under the ALRW Facility were paid off and ALRW ceased all activities. The Company’s retained interest in trade accounts receivable sold to ALRW at December 31, 2001 was $6.9 million.

Note 7 - Inventories:

        Inventories consisted of the following at:

	December 31,

	2002	2001

Materials and purchased parts	$11,124	$11,830
Work in process	4,312	4,017
Finished goods	12,990	16,822
Less: inventory reserves	(2,729)	(2,807)

	$25,697	$29,862

Note 8 - Property, Plant and Equipment:

        Property, plant and equipment consisted of the following at:

	December 31,

	2002	2001

Land	$910	$910
Buildings and leasehold improvements	29,744	29,569
Machinery and equipment	151,228	149,733

	181,882	180,212
Less: accumulated depreciation	(144,426)	(134,574)

	37,456	45,638
Construction in progress	1,640	1,271

	$39,096	$46,909

        Depreciation expense was $10.4 million, $11.8 million and $12.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 9 – Other Current Liabilities:

        The major components of other current liabilities consisted of the following at:

	December 31,

	2002	2001

Warranty reserve	$4,890	$5,090
Accrued sales promotion and cooperative advertising	3,885	3,096
Salaries, wages and other employee benefits	4,769	3,600
Accrued interest	5,805	5,161
Other current liabilities	2,289	3,592

	$21,638	$20,539

Note 10 – Debt:

        Debt consisted of the following at:

	December 31,

	2002	2001

Term loan facility	$183,000	$195,000
Senior subordinated notes	110,000	110,000
Junior subordinated note	20,312	17,069
Revolving credit facility	—	—
Other long-term debt	1,265	1,495

Gross long-term debt	314,577	323,564
Less: current portion	(9,971)	(1,212)

	$304,606	$322,352

Senior Credit Facility

        On August 2, 2002 the Company amended and restated its May of 1998 credit agreement with a syndicate of financial institutions.  The new amended and restated credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”).  Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 5, 2007.  The Term Loan Facility requires principal payments of $2,434 per quarter for 2003 through June 2004, payments of $3,650 per quarter for September 2004 through June 2006, and payments of $6,084 per quarter for September 2006 through March 2007.  Final payment of $120,945 is due August 2007.  The Company is required to make prepayments with the proceeds from the disposition of certain assets and from excess cash flow, as defined.

        The Term Loan Facility bears interest, at the Company’s election, at either the Lenders’ Base Rate plus a margin of 2.5% or the Eurodollar Rate plus a margin of 3.5%.  The Revolving Credit Facility bears interest, at the Company’s election, at either the Base Rate plus a margin ranging from 1.5% to 2.5% or the Eurodollar Rate plus a margin ranging from 2.5% to 3.5%.

        The interest rate on term loan borrowings outstanding at December 31, 2002 and 2001 was 5.3% and 5.0%, respectively.  Borrowings outstanding under the Senior Credit Facility are secured by substantially all of the real and personal property of the Company and its domestic subsidiaries (other than the financing subsidiaries).  Letters of credit issued on the Company’s behalf under the Revolving Credit Facility totaled $22.0 million at December 31, 2002.

        On December 12, 2002, the Company entered into an $80.0 million interest rate swap agreement with Lehman Brothers Special Financing Inc. to hedge a portion of its interest rate risk related to its term loan borrowings under the Senior Credit Facility.  Under the swap, which matures on January 6, 2006, the Company pays a fixed rate of 3.06%, and receives or pays quarterly interest payments based upon LIBOR.  There was no effect of this agreement on the Company’s cash interest paid during 2002.  The fair value of this interest rate swap agreement which represents the amount that the Company would pay to settle the instrument is $1.5 million at December 31, 2002.

Senior Subordinated Notes

        Also on May 5, 1998, the Company and its wholly-owned subsidiary, Alliance Laundry Corporation, issued $110.0 million of 9 5/8% senior subordinated notes due in 2008 (the “Notes”) to Lehman Brothers Inc. and Credit Suisse First Boston Corporation (the “Initial Purchasers”).  The Initial Purchasers subsequently resold the Notes to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Act and to a limited number of institutional accredited investors that agreed to comply with certain transfer restrictions and other conditions.

        The Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including permitted borrowings under the Senior Credit Facility.

        Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semi-annually in arrears on May 1 and November 1.  The fair value of the Notes at December 31, 2002 and 2001 was approximately $93.5 million and $60.5 million, respectively, based upon prices prevailing in recent market transactions.

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

Year	Redemption Price

2003	104.813%
2004	103.208%
2005	101.604%
2006 and thereafter	100.000%

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

Junior Subordinated Promissory Note

        On May 5, 1998 the Company issued a junior subordinated promissory note (the “Junior Note”) in the principal amount of $9.0 million due August 21, 2009, to Raytheon.  Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter.  The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein.  Interest which accrues on the Junior Note is payable in-kind.

Other Debt

        On August 3, 2000, the Company received $750,000 in borrowings; evidenced by a promissory note, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated July 10, 2000 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin.  The promissory note bears interest at an annual rate of 4%, with monthly payments of interest and principal commencing July 1, 2001 with the final installment paid on June 1, 2010, subject to the covenants of the Agreement.

        On August 14, 2001, the Company received $812,000 in effective borrowings, evidenced by a promissory agreement, pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company.  The agreement requires monthly payments commencing September 14, 2001 with the final installment paid on July 14, 2006, subject to the covenants of the Agreement.  The stated payments reflect a 3% imputed interest rate.

Debt Maturities and Liquidity Considerations

        The aggregate scheduled maturities of long-term debt in subsequent years are as follows:

2003	$9,971
2004	12,413
2005	14,855
2006	19,672
2007	127,121
Thereafter	130,545

$314,577

        At December 31, 2002, based upon the maximum ratio of consolidated debt to EBITDA (as defined) allowable under the Senior Credit Facility, the Company could have borrowed an additional $23.0 million of the total $23.0 million unutilized under the Revolving Credit Facility to finance its operations.  The maximum ratio of consolidated debt to EBITDA under the Senior Credit Facility is scheduled to be reduced from 6.00 at December 31, 2002 to 5.50 at December 31, 2003.  Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments throughout 2003 that may be required as a result of the scheduled reduction in the ratio of consolidated debt to EBITDA discussed above.

Note 11 – Mandatorily Redeemable Preferred Equity and Members’ Equity (Deficit):

        Members’ deficit at December 31, 2002 and 2001 consists of the following:

	December 31,

	2002	2001

Common members' contributed capital	$50,645	$50,645
Retained earnings (accumulated loss)	(209,607)	(210,942)
Accumulated other comprehensive income (loss)	(6,417)	1,450
Management investor promissory notes	(1,361)	(1,361)

	$(166,740)	$(160,208)

        As discussed in Note 1, the May 5, 1998 merger was accounted for as a recapitalization and accordingly, the historical accounting basis of assets and liabilities was unchanged.  As such, the consideration paid by the Company, including the premium paid over the Company’s May 5, 1998 net book value, was recorded as a reduction of members’ equity.

        Bain/RCL, L.L.C., a Delaware limited liability company (“Bain LLC”), certain management and other third party investors and Raytheon (collectively, the “Members”) have entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”).  The LLC Agreement governs the relative rights and duties of the Members.

        The ownership interests of the Members in the Company consist of preferred units (the “Preferred Units”) and common units (the “Common Units”).  Holders of the Preferred Units are entitled to a return of capital contributions prior to any distributions made to holders of the Common Units.  The Common Units represent the common equity of the Company.

        Preferred Units - Upon consummation of the Recapitalization, the Company issued mandatorily redeemable preferred membership interests (the “Seller Preferred Equity”) with a liquidation value of $6.0 million to Raytheon.  The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a change of control (as defined in the LLC Agreement), (ii) any initial public offering or (iii) 2009.  The holders of the Seller Preferred Equity are entitled to receive distributions from the Company in an amount equal to their unreturned capital (as defined in the LLC Agreement) prior to distributions in respect of any other membership interests of the Company.

        Common Units - The Common Units of the Company are divided into the following four classes:

        Class L Units – These units provide a yield of 12% on the unreturned capital and unpaid yield (as defined), compounded quarterly.  Such accumulated and unpaid amounts totaled $33.5 million and $24.7 million at December 31, 2002 and 2001, respectively.  Class L Units do not provide any voting rights to the holders.

        Class A Units – These units are the primary vehicle of equity ownership in the Company.  Class A Units are the only units that provide voting rights.  Decisions made by a majority of the voting holders of Class A Units are binding on the Company, provided that members holding at least 20% of the Class A Units are present.

        Class B and C Units – Class B Units and Class C Units do not provide any voting rights to the holders.  These units are not eligible to receive distributions until the Company achieves the defined target multiple applicable to each class of units.  The target multiple is calculated as the sum of all distributions to all holders of Class L and Class A Units divided by the sum of all capital contributions made by such holders.  Class B Units become eligible to receive distributions when vested and the target multiple reaches or exceeds 1.0 and the Class C Units become eligible when vested and the target multiple reaches or exceeds 3.0.  Pursuant to agreements entered into with the members of management who participated in the purchase of membership interests (see Note 15), the Class B and Class C Units vest ratably from May 5, 1998 through May 5, 2003.  Such agreements also provide for accelerated vesting in certain circumstances.

        Distributions – Subject to any restrictions contained in any financing agreements to which the Company or any of its affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the “Board”) may make distributions, whether in cash, property, or securities of the Company, at any time in the following order of priority:

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

        The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities.  There were no distributions to holders of units during 2002, 2001 or 2000.

        Allocations - Profits and losses of the Company are allocated among the various classes of units in order to adjust the capital accounts of such holders to the amount to be distributed upon liquidation of the Company.

        Restrictions on transfer of securities – No holder of securities may sell, assign, pledge or otherwise dispose of any interest in the holder’s securities except that (i) Bain LLC may transfer its securities to other security holders in the same class, (ii) holders may transfer their securities through applicable laws of descent and distribution, (iii) transfers of securities may be made to an affiliate, and (iv) Raytheon may transfer its Preferred Units with the consent of the Board.

Note 12 - Commitments and Contingencies:

        At December 31, 2002, the Company had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2003	$274
2004	137
2005	59
2006	3
Thereafter	—

$473

        Rental expense for 2002, 2001 and 2000 amounted to $1.0 million, $1.1 million and $2.0 million, respectively.

        The Company’s Marianna, Florida plant is located on property leased from the Marianna Municipal Airport Development Authority (acting on behalf of the City of Marianna).  The lease expires on February 28, 2005 and may be renewed at the Company’s option for five additional consecutive ten year terms.

        The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes.  The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances.  As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters.  There can be no assurance that the Company will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on the Company’s business, financial position and results of operations.  However, in the opinion of management, any liability related to matters presently pending will not have a material effect on the Company’s financial position, liquidity or results of operations after considering provisions already recorded.

        With respect to the Marianna, Florida facility, a former owner of the property has agreed to indemnify the Company for certain environmental liabilities.  In the event the former owner fails to honor their respective obligations under these indemnifications, such liabilities could be borne directly by the Company.

        In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, (“ALSA”) a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering.  On April 3, 2001, the Lopez Arbitration was concluded.  The arbitration panel awarded Argentine Pesos 1,408,900 ($1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff.  The Company does not believe this arbitration award will have a material effect on the Company’s operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations.  The remaining investment on the Company’s financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company’s investment in ALSA was written down to the value of certain remaining assets.  In management’s opinion based on the advice of counsel, under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA.  On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award.  On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against the Company for the amount ordered to be paid in the Lopez Arbitration, plus unspecified damages caused by the award not having been timely paid.  The Company is in the process of preparing a response.

        Since January 2002, there have been significant changes in Argentina’s monetary legislation and the value of the Argentine Peso.  The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of March 7, 2003 the Argentine Peso was trading at .316 per United States Dollar.  Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

        In April 2002, the Company was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in coin laundry equipment.  The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified the Company and has agreed to pay and is paying for the Company’s representation in this matter.  Plaintiff accused the Company, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000.  Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas.  The court granted Defendants motion to exclude certain testimony related to using the entire market value of the coin laundry equipment sold by Defendants as a royalty base.  This ruling effectively allowed Plaintiff to only present evidence of its damage claim of $596,786 on Defendants’ after market sales of the W2000 coin selector.  However, the jury subsequently returned a verdict finding, among other things, willful infringement, and awarding  $5,382,000 against the Company, with a total of $10,350,000 being awarded against all Defendants.  Plaintiff and the Defendants have filed opposing motions for entry of judgment.  The court has not entered a judgment on this jury verdict, but has ordered the parties to a second mediation.  On February 26, 2003, the court held a hearing with counsel for the parties and indicated that judgment will not be entered until after the mediation, if there is no settlement.  The position of the Company remains that any liability related to this lawsuit is properly borne by Münzprüfer.  However, the ability of Münzprüfer to fully satisfy its indemnification obligations could require the Company to fund a portion of the ultimate settlement or award amount, and such amount could be material to the Company’s financial position, results of operations and cash flows.  Based upon the current status of this matter, no liability has been recorded by the Company.

        Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company.  While the ultimate liability from these proceedings is difficult to determine, in the opinion of management, any additional liability will not have a material effect on the Company’s financial position, liquidity or results of operations.

Note 13 – Guarantees:

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  As required, the Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002.  The Company is still evaluating the recognition/measurement provisions of this Interpretation.

        The Company, through its special-purpose bankruptcy remote subsidiary entered into a $300.0 million Asset Backed Facility as described in Notes 5 and 6 above.  Pursuant to the terms of the Asset Backed Facility, the Company provides credit enhancement to the note purchasers consisting of an irrevocable letter of credit, an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits.  The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee.  If the credit enhancement is not replenished by the Company after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize.  The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2002 was $21.0 million.

        As described in Note 5 above, a varying portion of ACAF’s recourse obligation, which as of December 31, 2002 was approximately $6.7 million, is guaranteed by a third party.  The Company has agreed to indemnify the guarantor for any payments made by it under that guaranty.  ACAF stopped selling notes receivable to Falcon as of May 4, 1998 and, as a result, the amount outstanding and the recourse obligation continues to decline as collections on the notes receivable are used to pay down the amount outstanding owed to Falcon.  The total amount outstanding at December 31, 2002 and 2001, was $11.3 million and $21.3 million, respectively.

        The Company offers warranties to its customers depending upon the specific product and the product use.  Standard product warranties vary from one to three years for most parts with certain components extending to five years.  Certain customers have elected to buy without warranty coverage.   The standard warranty program requires that the Company replace defective components within a specified time period from the date of installation. The Company records an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on analysis of these and other factors, the carrying amount of the Company’s warranty liability is adjusted as necessary. While the Company’s warranty costs have historically been within its calculated estimates, it is possible that future warranty costs could exceed those estimates.

        The changes in the carrying amount of the Company’s total product warranty liability for the twelve months ended December 31, 2002 and 2001 were as follows:

	Year Ended December 31,

	2002	2001

Balance at beginning of period	$5,090	$4,790
Accruals for warranties issued during the period	2,229	2,850
Accruals related to pre-existing warranties (including changes in estimates)	(55)	280
Settlements made during the period	(2,374)	(2,830)

Balance at end of period	$4,890	$5,090

Note 14 - Pensions and Other Employee Benefits:

        Substantially all of the Company’s employees are covered by a defined benefit pension plan.  Effective December 31, 2002, the Alliance Laundry Systems Retirement Benefit Accumulation Plan, a pension plan covering salaried and management employees, was merged into the Alliance Laundry Systems Plan for Hourly Employees; and the pension plan as combined was amended and renamed the Alliance Laundry Systems Pension Plan.  The pension benefit for salaried and management employees is a cash balance plan whereby an account is established for each participant in which pay credits are based on salary and service, and interest credits are earned annually.  Pay credits are calculated as a pre-determined percentage of the participant’s salary adjusted for age and years of service.  Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%.  The pension benefit for hourly and union employees generally provides benefits of stated amounts for each year of service.  The Company’s funding policy for the salaried and management employees is to contribute annually at a rate that is intended to remain at a level percentage of compensation for the covered employees.  The Company’s funding policy for the hourly and union employees is to contribute annually at a rate that is intended to remain level for the covered employees.  Unfunded prior service costs under the funding policy are generally amortized over periods from 10 to 30 years.

        Total pension expense (benefit) for the Company’s pension plan was $0.2 million, ($1.2) million and ($2.1) million in 2002, 2001, and 2000, respectively, including the following components:

	Years Ended December 31,

	2002	2001	2000

Service cost benefits earned during the period	$1,263	$1,195	$1,311
Interest cost on projected benefit obligation.	2,430	2,327	2,413
Expected loss (gain) on assets	(3,548)	(4,148)	(4,549)
Net amortization and deferral	13	(635)	(1,262)
Curtailment losses and termination benefits	7	67	—

Net postretirement benefit cost (benefit)	$165	$(1,194)	$(2,087)

Assumptions used in the accounting were:
Discount rate (at period end)	6.50%	7.25%	7.50%
Expected long-term rate of return on assets	9.25%	9.25%	9.25%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%

        In 2002 and 2001, various plan curtailments and supplemental termination benefits were recognized as a result of workforce reductions.

        The following table provides a reconciliation of benefit obligations, plan assets and funded status of the plans at December 31:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$33,659	$32,321
Service cost	1,263	1,195
Interest cost	2,430	2,327
Termination benefits	7	67
Actuarial loss	4,994	648
Benefits paid	(2,348)	(2,899)

Benefit obligation at end of year	40,005	33,659

Change in plan assets:
Fair value of plan assets at beginning of year	39,430	45,849
Actual return on plan asset	(4,679)	(3,520)
Benefits paid	(2,348)	(2,899)

Fair value of plan assets at end of year	32,403	39,430

Reconciliation of funded status:
Funded status	(7,602)	5,770
Unrecognized prior service cost	553	623
Unrecognized net loss (gain)	9,364	(3,913)

Prepaid benefit cost.	2,315	2,480

Net amount recognized:
Prepaid benefit cost	2,315	2,480
Other long-term liabilities	(8,556)	—
Intangible asset	553	—
Accumulated other comprehensive loss	8,003	—

	$2,315	$2,480

        Plan assets primarily include equity and fixed income securities.

        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees.  Substantially all of the Company’s employees may become eligible for these benefits if they reach normal retirement age while working for the Company.  Retiree health plans are paid for in part by employee contributions, which are adjusted annually.  Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums.  Health benefits are provided to retirees, their covered dependents, and beneficiaries.  Retiree life insurance plans are noncontributory and cover the retiree only.

        The net postretirement benefit cost for the Company in 2002, 2001 and 2000 included the following components:

	Years Ended December 31,

	2002	2001	2000

Service cost benefits earned during the period	$45	$34	$39
Interest cost on projected benefit obligation	79	68	90
Net amortization and deferral	61	45	48

Net postretirement benefit cost	$185	$147	$177

Assumptions used in the accounting were:
Discount rate (at period end)	6.50%	7.25%	7.50%
Rate of increase in compensation levels	4.00%	4.00%	4.00%
Health care cost trend rate in the first year	6.00%	7.00%	5.50%

        The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$930	$1,092
Service cost	45	34
Interest cost	79	68
Plan participants' contributions	52	39
Actuarial (gain) loss	344	(94)
Benefits paid	(227)	(209)

Benefit obligation at end of year	1,223	930

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	175	170
Plan participants' contributions	52	39
Benefits paid	(227)	(209)

Fair value of plan assets at end of year	—	—

Funded status	(1,223)	(930)
Unrecognized transition obligation	453	499
Unrecognized net loss	451	123

Accrued benefit cost	$(319)	$(308)

        A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $68 and the interest cost by approximately $10.  A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $59 and the interest cost by approximately $9.

        Eligible employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”).  In addition, the Company may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees.

        Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service.  The Company contributes amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay.  Total expense for ALCAP totaled $0.9 million, $0.9 million and $1.0 million, for 2002, 2001 and 2000, respectively.

Deferred Compensation Agreements

        In connection with the Recapitalization and related transactions, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon.  Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein.  The balance sheet at December 31, 2002 and 2001 includes a long-term liability of $1.8 million and $1.7 million, respectively, related to such agreements.

Note 15 – Related Party Transactions:

Securityholders Agreement

        Upon the consummation of the Recapitalization and related transactions, the Company, Raytheon and certain securityholders entered into a securityholders agreement (the “Securityholders Agreement”).  The Securityholders Agreement (i) restricts the transfer of the equity interests of the Company; (ii) grants tag-along rights on certain transfers of equity interests of the Company; (iii) requires the securityholders to consent to a sale of the Company to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of the Company; and (iv) grants preemptive rights on certain issuances of equity interests of the Company.  Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an initial public offering or a liquidity event (each as defined in the Securityholders Agreement).

Management Investor Promissory Notes

        The Company entered into promissory notes (the “Promissory Notes”) aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company as of May 5, 1998.  The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008.  The Promissory Notes are classified as a component of members’ deficit at December 31, 2002 and 2001.  During the year ended December 31, 2001, $0.1 million of the Promissory Notes were repaid to the Company, with no further repayments for the year ended December 31, 2002.

Executive Unit Purchase Agreements

        Certain members of management of the Company (each an “Executive”) have entered into executive unit purchase agreements (the “Purchase Agreements”) which govern the Executives’ investment in the common membership interests of the Company.

        The Purchase Agreements provide the Company with a repurchase option upon the termination of each Executive.  If the Executive’s termination is the result of death, permanent disability or without cause, as defined, Class A and Class L Units, and vested Class B and Class C Units may be repurchased by the Company at a price per unit equal to fair market value, as defined, and unvested Class B and Class C Units may be repurchased at a price per unit equal to the lower of fair market value or original value, as defined.  If an Executive’s termination is voluntary or for cause, as defined, all units may be repurchased at a price equal to the lower of fair market value or original value, unless an Executive’s voluntary termination occurs seven and one-half years from May 5, 1998, in which case the repurchase price shall be fair market value.  The Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests (see Note 11).

Management Services Agreement

        The Company has entered into a management services agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain LLC.  In exchange for services, Bain LLC will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing (currently approximately 1.0% of total financings).  Pursuant to the Management Services Agreement transaction fees paid with respect to the new Senior Credit Facility and new Asset Backed Facility totaled $3.5 million.  The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.

Alliance Laundry Holdings LLC
Schedule II - Valuation and Qualifying Accounts
(Dollars in Thousands)

Accounts Receivable:

	Balance at Beginning of Period	Charges to Expense	Deductions	Balance at End of Period

Year ended:
December 31, 2000	$463	411	155	$719
December 31, 2001	$719	25	82	$662
December 31, 2002	$662	(319)	136	$207

Inventory:

	Balance at Beginning of Period	Charges to Expense/ (Income)	Deductions	Reallocation and Reserve Addition	Balance at End of Period

Year ended:
December 31, 2000	$3,648	(377)	1,681	1,000	$2,590
December 31, 2001	$2,590	1,437	1,220	—	$2,807
December 31, 2002	$2,807	1,025	1,103	—	$2,729

Notes Receivable

	Balance at Beginning of Period	Charges to Expense	Deductions	Reallocation and Reserve Addition	Balance at End of Period

Year ended:
December 31, 2000	$2,718	804	608	300	$2,614
December 31, 2001	$2,614	2,895	4,693	—	$816
December 31, 2002	$816	3,143	2,659	—	$1,300

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

Managers and Executive Officers

        The representatives to the Board of Managers (each, a “Manager”) and executive officers of the Company are as follows:

Name	Age	Position

Thomas F. L’Esperance	54	Chief Executive Officer and Manager
Jeffrey J. Brothers	56	Senior Vice President, Sales and Marketing
Bruce P. Rounds	46	Vice President, Chief Financial Officer
William J. Przybysz	58	Vice President, General Manager Marianna Operations
R. Scott Gaster	50	Vice President, Washer, Dryer and Tumbler Operations
Robert T. Wallace	47	Vice President, Corporate Controller
Scott L. Spiller	52	Vice President, Law and Human Resources
Edward W. Conard	46	Manager
Robert C. Gay	51	Manager
Stephen M. Zide	42	Manager
Stephen C. Sherrill	49	Manager

        Thomas F. L’Esperance serves as a Manager.  He has been Chief Executive Officer of the Company since March 1996.  He had served as President of the Amana Home Appliance Company from 1993 to 1996 and was President of Caloric Corporation, a manufacturer of appliances, for two years prior to 1993.  From 1971 to 1991, Mr. L’Esperance held several executive management positions with Raytheon.

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

        Robert T. Wallace has been Vice President, Corporate Controller, of the Company since June 1996.  He held positions as Controller and Manager-Reporting and Analysis for the Company from 1990 to 1996.  Mr. Wallace’s previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse.  He is a Certified Public Accountant.

        Scott L. Spiller has been Vice President of Law & Human Resources, and General Counsel of the Company since February 1998.  From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner.  Prior to that, he was General Counsel and Secretary of the Company for ten years.

        Edward W. Conard serves as a Manager.  He has been a Managing Director of Bain Capital Partners, LLC (“BCP”) since March 1993.  From 1990 to 1992, Mr. Conard was a director of Wasserstein Perella, an investment banking firm that specializes in mergers and acquisitions.  Previously, he was a Vice President of Bain & Company, where he headed the management consulting firm’s operations practice area.  Mr. Conard also serves as a director of Waters Corporation, Medical Specialties, Inc., ChipPac, DDi Corp., US Synthetic and Broder Brothers.

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

        Stephen M. Zide serves as a Manager.  Mr. Zide has been a Managing Director of BCP since 2001.  From 2000 to 2001, Mr. Zide was a Principal of BCP.  From 1998 through 2000, Mr. Zide was a Managing Director of Pacific Equity Partners.  Previously, he was a Principal of BCP and a Partner at the law firm of Kirkland & Ellis.  Mr. Zide also serves as a director of DDi Corp. and Maxim Crane Works.

        Stephen C. Sherrill serves as a Manager.  Mr. Sherrill has been a Principal of Bruckmann, Rosser, Sherrill & Co. since its formation in 1995.  Mr. Sherrill was an officer of Citicorp Venture Capital, Ltd. from 1983 through 1994.  Mr. Sherrill is a Director of Galey & Lord, Inc., B & G Foods, Inc., Doane Pet Care Enterprises, Inc. and HealthPlus Corporation.

ITEM 11.      EXECUTIVE COMPENSATION

        The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company or its predecessor for 2002 and 2001 of those persons who served as (i) the chief executive officer during 2002 and (ii) the other four most highly compensated executive officers of the Company for 2002 (collectively, the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)

Thomas F. L’Esperance	2002	293,424	285,422	16,448	(1)
Chief Executive Officer	2001	284,880	285,422	12,100	(1)
	2000	265,008	285,422	1,020	(1)

William J. Przybysz	2002	158,275	57,000	—
VP and General Manager,	2001	153,500	50,124	—
Marianna Operations	2000	90,962	—	51,443	(2)

R. Scott Gaster	2002	153,060	52,048	11,185	(1)
VP, Washer, Dryer and	2001	144,464	52,048	7,263	(1)
Tumbler Operations	2000	136,968	48,632	5,987	(1)

Jeffrey J. Brothers	2002	142,812	50,735	10,298	(1)
Senior VP, Sales and Marketing	2001	138,516	50,735	7,140	(1)
	2000	133,512	47,635	3,248	(1)

Bruce P. Rounds	2002	140,475	49,435	10,118	(1)
VP, Chief Financial Officer	2001	135,942	49,435	7,560	(1)
	2000	130,092	45,969	3,090	(1)

(1) Represents gross-up amounts paid for non-deductible fringe benefits provided by the Company.
(2) Represents payments for moving expenses.

Employment Agreement

        In connection with the Recapitalization, the Company entered into an employment agreement with Thomas F. L’Esperance.  Such agreement provides for: (i) a five year employment term, which expires on May 4, 2003; (ii) a minimum base salary and participation in an annual bonus program so long as the Company employs Mr. L’Esperance; (iii) severance benefits; (iv) non-competition, non-solicitation and confidentiality agreements; and (v) other terms and conditions of Mr. L’Esperance’s employment.

Executive Unit Purchase Agreement

        In connection with the Recapitalization, Alliance Laundry Holdings LLC entered into Executive Unit Purchase Agreements with the Management Investors  (each, an “Executive”), including Mr. L’Esperance, Mr. Gaster, Mr. Brothers, and Mr. Rounds.  Such agreements govern the sale to the Executives of common membership interests of Alliance Laundry Holdings LLC in exchange for cash and/or a promissory note from the Executive and provide for repurchase rights and restrictions on transfer of the common units.

Deferred Compensation Agreement

        In connection with the Recapitalization, Raytheon, the Company and the Parent entered into Deferred Compensation Agreements with certain Executives, including Mr. L’Esperance, Mr. Gaster, Mr. Brothers and Mr. Rounds whereby the Company assumed certain long-term compensation obligations earned by management under programs established by Raytheon.  Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the Executive ten years after the date of such agreement, regardless of whether the Executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein.

Pension Plan

        Substantially all eligible salaried employees of the Company, including executive officers of the Company, are covered under the Alliance Laundry Systems Pension Plan (the “Pension Plan”).  The cost of the Pension Plan is borne entirely by the Company. The Pension Plan is a defined benefit cash balance plan.  Under this plan, an account is established for each participant in which pay credits and interest credits are earned as the participant provides service.  Pay credits are calculated as a percentage of the participant’s remuneration adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table

Total of Age and Years of Service	Base Remuneration Credit Rates

Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

        In addition, a supplemental pay credit is earned on remuneration in excess of $54,370 (indexed for years after 2002) at the lesser of 5% or the percentage used per the above table.  A participant’s account also increases for interest credits each year.  Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 3.17% for 2002.  The amount of earnings that can be recognized for plan purposes is limited by the IRS to $200,000 in 2002.  A participant vests in his benefits accrued under the Pension Plan after five years of service.

        Respective years of benefit service under the Pension Plan, through December 31, 2002, are as follows: Mr. L’Esperance 4; Mr. Przybysz 2; Mr. Gaster 6; Mr. Brothers 23 and Mr. Rounds 13.  Mr. L’Esperance was covered under Raytheon plans through April 1998, at which time he became a participant under the Company’s Pension Plan.

Savings Plan

        Substantially all of the salaried employees, including executive officers of the Company, participate in a 401(k) savings plan established by the Company (the “Company 401(k) Plan”). Employees are permitted to defer a portion of their income under the Company 401(k) Plan and the Company will provide a matching contribution equal to 50% of the first 6% of the employee’s contribution.

Compensation of Managers

        The Company will reimburse Managers for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.  In addition, the Company may compensate Managers for services provided in such capacity.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Parent owns all of the outstanding equity interests of the Company.  The following table sets forth certain information regarding the approximate beneficial ownership of the Parent’s common equity interests held by (i) each person (other than Managers and executive officers of the Company) known to the Company to own more than 5% of the outstanding common membership interests of the Company, (ii) certain Managers of the Company and (iii) the Named Executive Officers of the Company.  The Parent’s common equity interests are comprised of four classes of membership units including Class A, Class L, Class B and Class C.

Name and Address of Beneficial Owner	Percentage of Common Membership Interests

Bain Funds(1)(2) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%
BRS Investors(3) c/o Bruckmann, Rosser, Sherrill & Co., L.P. 126 East 56th Street, 29th Floor New York, NY 10022	27.7%
Management Investors(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	7.9%
Raytheon Company 141 Spring Street Lexington, MA 02173	7.0%

Name and Address of Beneficial Owner	Percentage of Common Membership Interests

Edward Conard(1)(2)(5) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%
Robert Gay(1)(2)(5) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	54.9%
Stephen Sherrill(3)(6) c/o Bruckmann, Rosser, Sherrill & Co., L.P. 126 East 56th Street, 29th Floor New York, NY 10022	27.7%
Stephen Zide(1)(2) c/o Bain Capital Partners, LLC 111 Huntington Avenue Boston, MA 02199	16.3%
Thomas F. L’Esperance(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	3.8%
William J. Przybysz (4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.0%
R. Scott Gaster(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.7%
Jeffrey J. Brothers(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.8%
Bruce P. Rounds(4) c/o Alliance Laundry Systems LLC P.O. Box 990 Ripon, WI 54971-0990	0.8%

Name and Address of Beneficial Owner	Percentage of Common Membership Interests

All Managers and executive officers as a group(1)(2)(3)(4)	91.0%

(1)          Amounts shown reflect interests in Bain/RCL, L.L.C. which beneficially owns 55.9% of the outstanding common membership interests of the Company through its ownership of Class A and Class L membership units in the Parent.

(2)          Amounts shown reflect the aggregate interests held by Bain Capital Fund V, L.P. (“Fund V”), Bain Capital Fund V-B, L.P. (“Fund V-B”), BCIP Trust Associates II (“BCIP Trust”), BCIP Trust Associates II-B (“BCIP Trust II-B”), BCIP Associates II (“BCIP”) and BCIP Associates II-B (“BCIP II-B”) (collectively, the “Bain Funds”), for the Bain Funds and Messrs. Conard and Gay and the aggregate interests held by BCIP Trust, BCIP Trust II-B, BCIP and BCIP II-B for Mr. Zide.

(3)          Amounts shown reflect the aggregate interests held by Bruckmann, Rosser, Sherrill & Co., L.P. (“BRS”), BCB Family Partners, L.P., NAZ Family Partners, L.P., Paul D. Kaminski, Bruce C. Bruckmann, Donald J. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, H. Virgil Sherrill, Nancy A. Zweng, John Rice Edmonds, Susan Kaider, Marilena Tibrea, Walker C. Simmons, Beverly Place, Elizabeth McShane and MLPF&S Custodian FBO Paul Kaminski (collectively, the “BRS Investors”).

(4)          Includes Class A and Class L membership units in the Parent but excludes Class B and Class C membership units which are subject to vesting and generally have no voting rights, representing on a fully diluted basis approximately 9.7% of Parent’s membership units for the Management Investors, 3.1% for Mr. L’Esperance, 0.4% for Mr. Przybysz, 1.3% for Mr. Gaster, 1.4% for Mr. Brothers and 1.3% for Mr. Rounds.

(5)          Messrs. Conard and Gay are each Managing Directors of Bain Capital Investors V, Inc., the sole general partner of Bain Capital Partners V,  L.P. (“BCPV”), and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly Messrs. Conard and Gay may be deemed to beneficially own the interests owned by Fund V and Fund V-B. Messrs. Conard and Gay are each general partners of BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B and, accordingly, may be deemed to beneficially own the interests owned by BCIP, BCIP II-B, BCIP Trust and BCIP Trust II-B.  Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6)          Mr. Sherrill is a director of BRSE Associates, Inc., the sole general partner of BRS Partners, L.P., and the sole general partner of BRS and, accordingly, may be deemed to beneficially own the interests owned by BRS.  Mr. Sherrill disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent Securityholders Agreement

        Upon the consummation of the Recapitalization, the Parent, Raytheon and the securityholders entered into a securityholders agreement (the “Securityholders Agreement”).  The Securityholders Agreement: (i) restricts the transfer of the equity interests of the Parent; (ii) grants tag-along rights on certain transfers of equity interests of the Parent; (iii) requires the securityholders to consent to a sale of the Parent to an independent third party if such sale is approved by certain holders of the then outstanding equity interests of the Parent; and (iv) grants preemptive rights on certain issuances of equity interests of the Parent. Certain of the foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering or a Liquidity Event (each as defined in the Securityholders Agreement).

Management Services Agreement

        In connection with the Recapitalization, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain LLC. In exchange for such services, Bain LLC will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing (currently approximately 1.0% of total financings).  Pursuant to the Management Services Agreement transaction fees paid with respect to the new Senior Credit Facility and new Asset Backed Facility totaled $3.5 million.  The Management Services Agreement has an initial term of ten years subject to automatic one-year extensions unless the Company or Bain LLC provides written notice of termination.

Parent Registration Rights Agreement

        Upon the consummation of the Recapitalization, the Parent, Raytheon and the securityholders, entered into a registration rights agreement (the “Parent Registration Rights Agreement”).  Under the Parent Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Parent Registration Rights Agreement) owned by Bain LLC have the right, subject to certain conditions, to require the Parent to register any or all of their common equity interests of the Parent under the Securities Act at the Parent’s expense.  In addition, all holders of Registrable Securities are entitled to request the inclusion of any common equity interests of the Parent subject to the Parent Registration Rights Agreement in any registration statement at the Parent’s expense whenever the Parent proposes to register any of its common equity interests under the Securities Act.  In connection with all such registrations, the Parent has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

Parent Amended and Restated Limited Liability Company Agreement

        Bain LLC, the BRS Investors, the Management Investors and Raytheon (collectively, the “Members”) have entered into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”).  The LLC Agreement governs the relative rights and duties of the Members.

        Membership Interests.  The ownership interests of the members in the Parent consist of preferred units (the “Preferred Units”) and common units (the “Common Units”).  The Common Units represent the common equity of the Company.  Holders of the Preferred Units are entitled to the return of capital contributions prior to any distributions made to holders of the Common Units.

        Distributions.  Subject to any restrictions contained in any financing agreements to which the Company or any of its Affiliates (as defined in the LLC Agreement) is a party, the Board of Managers (the “Board”) may make distributions, whether in cash, property or securities of the Company, at any time or from time to time in the following order of priority:

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

        The Company may distribute to each holder of units within 75 days after the close of each fiscal year such amounts as determined by the Board to be appropriate to enable each holder of units to pay estimated income tax liabilities.  There were no distributions to holders of units during 2002.

        Management.  The Board consists of five individuals (each a “Representative”).  Pursuant to the Securityholders Agreement, the holder of the majority of the Common Units held by the BRS Investors appointed one Representative.  The members of the Parent holding a majority of the Bain Units (as defined in the LLC Agreement) appointed the remaining Representatives.  The current Board consists of Messrs. L’Esperance, Conard, Gay, Sherrill and Zide.

Junior Subordinated Promissory Note

        Upon the consummation of the Recapitalization, the Parent issued a Junior Subordinated Promissory Note (the “Junior Note”) in the principal amount of $9.0 million due August 21, 2009, to Raytheon.  Pursuant to the terms of the Junior Note, interest accrues at the rate of 19.0% per annum until the eighth anniversary of the date of issuance of the Junior Note and at a rate of 13.0% thereafter.  The Junior Note is subordinated in priority and subject in right and priority of payment to certain indebtedness described therein.

Parent Seller Preferred Equity

        Upon the consummation of the Recapitalization, the Parent issued mandatorily redeemable preferred membership interests (the “Seller Preferred Equity”) with a liquidation value of $6.0 million to Raytheon.  The Seller Preferred Equity does not accrete, accrue or pay dividends and is redeemable at the earlier of (i) a Change of Control (as defined therein), (ii) any initial public offering or (iii) 2009.  The holders of the Seller Preferred Equity are entitled to receive distributions from the Parent in an amount equal to their Unreturned Capital (as defined therein) prior to distributions in respect of any other membership interests of the Parent.

Management Investor Promissory Notes

        In connection with the Recapitalization, the Parent entered into promissory notes (the “Promissory Notes”) aggregating approximately $1.1 million with Mr. L’Esperance, Mr. Gaster, Mr. Brothers and Mr. Rounds to help finance the purchase of Common Units in the Parent.  The Promissory Notes bear interest at a rate of 5.94% per annum and mature on June 5, 2008.

ITEM 14.      CONTROLS AND PROCEDURES

        (a)  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of March 12, 2003 the Company’s disclosure controls and procedures  (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

        (b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)     Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed as a part of this report.

        (b)     Reports on 8-K.  None.

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To

2.1	Agreement and Plan of Merger, dated as of February 21, 1998, by and among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C., Raytheon Commercial Laundry LLC and Raytheon Company.	Exhibit 2.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 2, 1998, by and among Bain/RCL, L.L.C., RCL Acquisitions, L.L.C., Raytheon Commercial Laundry LLC and Raytheon Company.	Exhibit 2.2 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.1	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.2	Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC.	Exhibit 3.2 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.3	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

3.4	Bylaws of Alliance Laundry Corporation.	Exhibit 3.4 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

4.1	Indenture, dated as of May 5, 1998, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, the Guarantors and United States Trust Company of New York.	Exhibit 4.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.1	Purchase Agreement, dated as of April 29, 1998, by and among Alliance Laundry Systems LLC, Alliance Laundry Corporation and the Initial Purchasers.	Exhibit 10.1 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.2

Registration Rights Agreement, dated as of May 5, 1998, by and among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC, and Lehman Brothers Inc. and Credit Suisse First Boston Corporation.

Exhibit 10.2 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.5	Amended and Restated Limited Liability Agreement of Alliance Laundry Holdings LLC, dated as of May 5, 1998.	Exhibit 10.5 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.6	Alliance Laundry Holdings LLC, Securityholders Agreement, dated as of May 5, 1998, between Alliance Laundry Holdings LLC and the Securityholders.	Exhibit 10.6 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.7	Alliance Laundry Holdings LLC, Registration Rights Agreement, made as of May 5, 1998, by and among Alliance Laundry Holdings LLC, Raytheon Company, Bain/RCL and the Securityholders.	Exhibit 10.7 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.8	Employment Agreement, made as of May 5, 1998, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.8 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.9

IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, LLC, Thomas F. L’Esperance and Stifel, Nicolaus Custodian for Thomas F. L’Esperance IRA and Stifel, Nicolaus Custodian for Paula K. L’Esperance IRA.

Exhibit 10.9 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.10	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, LLC, R. Scott Gaster and Robert W. Baird & Co. Inc. TTEE for R. Scott Gaster IRA.	Exhibit 10.10 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.11

IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, L.L.C., Jeffrey J. Brothers and Delaware Charter Guarantee and Trust Company, TTEE for Jeffrey J. Brothers, IRA.

Exhibit 10.11 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.13	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, L.L.C., Bruce P. Rounds and Stifel, Nicolaus Custodian for Bruce P. Rounds IRA.	Exhibit 10.13 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.14	IRA and Executive Unit Purchase Agreement, made as of May 5, 1998, by and between RCL Acquisitions, L.L.C., Scott L. Spiller and Stifel, Nicolaus Custodian for Scott Spiller IRA.	Exhibit 10.14 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.16	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among Thomas F. L’Esperance, Raytheon Company, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.16 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.17	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among R. Scott Gaster, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.17 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.18	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among Jeffrey J. Brothers, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.18 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.20	Deferred Compensation Agreement, made and entered into as of May 5, 1998, by and among Bruce P. Rounds, Alliance Laundry Holdings LLC, and Alliance Laundry Systems LLC.	Exhibit 10.20 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.34	Promissory Note, dated as of May 5, 1998, from Thomas F. L’Esperance to RCL Acquisitions, L.L.C.	Exhibit 10.34 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.35	Promissory Note, dated as of May 5, 1998, from R. Scott Gaster to RCL Acquisitions, L.L.C.	Exhibit 10.35 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.36	Promissory Note, dated as of May 5, 1998, from Jeffrey J. Brothers to RCL Acquisitions, L.L.C.	Exhibit 10.36 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.38	Promissory Note, dated as of May 5, 1998, from Bruce P. Rounds to RCL Acquisitions, L.L.C.	Exhibit 10.38 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.40	Advisory Agreement, dated as of May 5, 1998, by and between Alliance Laundry Systems LLC, and Bain Capital, Inc.	Exhibit 10.40 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

10.42	Junior Subordinated Promissory Note, dated as of May 5, 1998, from Alliance Laundry Holdings LLC to Raytheon Company.	Exhibit 10.42 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.47	Letter Agreement, dated as of April 29, 1998, by and among Bain/RCL, L.L.C. and RCL Acquisitions, L.L.C., Raytheon Company and Raytheon Commercial Laundry LLC.	Exhibit 10.47 to the Registrant’s Form S-4, Amendment #5, dated March 3, 1999 (file no. 333-56857)

10.49	Indenture Agreement, dated as of November 28, 2000, among Alliance Laundry Equipment Receivables Trust 2000-A and The Bank of New York as indenture trustee.	Exhibit 10.49 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.50	Purchase Agreement, dated as of November 28, 2000, between Alliance Laundry Equipment Receivables LLC and Alliance Laundry Systems LLC, in its own capacity and as servicer.	Exhibit 10.50 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.51

Pooling and Servicing Agreement, dated November 28, 2000, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables LLC and Alliance Laundry Equipment Receivables Trust 2000-A.

Exhibit 10.51 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.52	Trust Agreement, dated November 28, 2000, between Alliance Laundry Equipment Receivables LLC and Wilmington Trust Company as owner trustee.	Exhibit 10.52 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.53

Administration Agreement, dated November 28, 2000, among Alliance Laundry Equipment Receivables Trust 2000-A and Alliance Laundry Systems LLC as administrator, and The Bank of New York as indenture trustee.

Exhibit 10.53 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.54	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables LLC, dated as of November 28, 2000.	Exhibit 10.54 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.55

Insurance and Indemnity Agreement, dated as of November 28, 2000, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2000-A as Issuer, Alliance Laundry Equipment Receivables LLC as Seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.

Exhibit 10.55 to the Registrant’s Form 10-K, dated March 28, 2001 (file no. 333-56857)

10.59	Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of February 27, 2002	Exhibit 10.1 to the Registrant’s Form 10-Q, dated November 6, 2002 (file no. 333-56857)

10.60	First amendment to the Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of June 21, 2002	Exhibit 10.2 to the Registrant’s Form 10-Q, dated November 6, 2002 (file no. 333-56857)

10.61	Second amendment, Alliance Laundry Holdings LLC nonqualified deferred compensation plan, dated as of August 19, 2002	Exhibit 10.3 to the Registrant’s Form 10-Q, dated November 6, 2002 (file no. 333-56857)

Exhibit	Description	Incorporated Herein By Reference To

10.62*

Amended and Restated Credit Agreement, dated as of August 2, 2002, among Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, the several banks or other financial institutions or entities from time to time parties to this Agreement, Lehman Commercial Paper Inc. as syndication agent, Fleet National Bank and LaSalle Bank National Association as documentation agents and General Electric Capital Corporation as administrative agent.

10.63*	Intercreditor Agreement, dated as of November 26, 2002, by and between General Electric Capital Corporation as administrative agent and The Bank of New York as indenture trustee.

10.64*

Supply Agreement, effective January 1, 2003, by and among Coinmach Corporation, Super Laundry Equipment Corporation and Alliance Laundry Systems LLC (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).

10.65*	Indenture, dated as of November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A and The Bank of New York as indenture trustee.

10.66*	Purchase Agreement, dated as of November 26, 2002, between Alliance Laundry Equipment Receivables 2002 LLC as buyer and Alliance Laundry Systems LLC as seller.

10.67*

Pooling and Servicing Agreement, dated November 26, 2002, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2002 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2002-A as issuer.

10.68*	Trust Agreement, dated November 26, 2002, between Alliance Laundry Equipment Receivables 2002 LLC as transferor and Wilmington Trust Company as owner trustee.

10.69*	Administration Agreement, dated November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A and Alliance Laundry Systems LLC and The Bank of New York.

Exhibit	Description	Incorporated Herein By Reference To

10.70*	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2002 LLC, dated as of November 26, 2002.

10.71*

Insurance and Indemnity Agreement, dated as of November 26, 2002, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2002-A as issuer, Alliance Laundry Equipment Receivables 2002 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.

10.72*

Note Purchase Agreement, dated as of November 26, 2002, among Alliance Laundry Equipment Receivables Trust 2002-A as issuer, The Bank of New York as indenture trustee, Alliance Laundry Systems LLC as the servicer, Alliance Laundry Equipment Receivables 2002 LLC as the transferor, the Note Purchasers party hereto, Bear Stearns & Co. Inc. as co-administrative agent and Canadian Imperial Bank of Commerce as co-administrative agent.

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

* Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 12th day of March 2003.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chairman and Chief Executive Officer	3/12/03

Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President and Chief Financial Officer	3/12/03

Bruce P. Rounds

Date: March 12, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 12, 2003, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ THOMAS F. L’ESPERANCE	/s/ STEPHEN M. ZIDE

Thomas F. L’Esperance Chief Executive Officer and Manager	Stephen M. Zide Manager

/s/ EDWARD W. CONARD	/s/ ROBERT C. GAY

Edward W. Conard Manager	Robert C. Gay Manager

/s/ STEPHEN C. SHERRIL

Stephen C. Sherrill Manager

CERTIFICATIONS

I, Thomas F. L’Esperance, Chairman and Chief Executive Officer of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC, certify that:

1.	I have reviewed this annual report on Form 10-K of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ THOMAS F. L’ESPERANCE	Chairman and CEO	3-12-03

Thomas F. L’Esperance

CERTIFICATIONS

I, Bruce P. Rounds, Vice President, Chief Financial Officer of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC, certify that:

1.	I have reviewed this annual report on Form 10-K of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	3-12-03

Bruce P. Rounds