Form 10-Q
period 2003-03-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2003-05-07
CIK 1063699, 1063698, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q*

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number	333-56857
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

Yes  ☐  No  ☐

* This report is being filed pursuant to requirements contained in the indenture governing the registrant’s Senior Subordinated Notes and not as required under Section 13 or 15(d) of the Securities Exchange Act of 1934.

Alliance Laundry Systems LLC

Form 10-Q

For The Period Ended March 31, 2003

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash	$2,675	$7,339
Cash-restricted	841	99
Accounts receivable, net	9,938	5,834
Inventories, net	27,013	25,697
Beneficial interests in securitized accounts receivable	17,945	19,864
Prepaid expenses and other	3,259	2,954

Total current assets	61,671	61,787
Notes receivable, net	9,107	11,166
Property, plant and equipment, net	38,011	39,096
Goodwill, net	55,414	55,414
Beneficial interests in securitized financial assets	22,806	21,483
Debt issuance costs, net	9,142	9,654
Other assets	1,642	1,010

Total assets	$197,793	$199,610

Liabilities and Members’ Deficit
Current liabilities:
Current portion of long-term debt	$9,835	$9,971
Revolving credit facility	2,000	—
Accounts payable	10,047	13,797
Other current liabilities	22,736	21,638

Total current liabilities	44,618	45,406
Long-term debt:
Senior credit facility	168,404	173,266
Senior subordinated notes	110,000	110,000
Junior subordinated note	21,158	20,312
Other long-term debt	967	1,028
Other long-term liabilities	11,045	10,338

Total liabilities	356,192	360,350
Mandatorily redeemable preferred equity	6,000	6,000
Members’ deficit	(164,399)	(166,740)

Total liabilities and members’ deficit	$197,793	$199,610

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)
Net revenues:
Commercial laundry	$51,381	$51,040
Service parts	9,780	8,808

	61,161	59,848
Cost of sales	44,074	42,793

Gross profit	17,087	17,055

Selling, general and administrative expense	8,217	6,986

Operating income	8,870	10,069

Interest expense	7,685	6,359
Other income, net	—	25

Net income	$1,185	$3,735

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(unaudited)
Cash flows from operating activities:
Net income	$1,185	$3,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,807	3,624
Non-cash interest	1,593	(227)
(Gain) on sale of property, plant and equipment	—	(25)
Changes in assets and liabilities:
Accounts receivable	(4,104)	(2,745)
Inventories	(1,316)	1,582
Other assets	2,024	(2,053)
Accounts payable	(3,750)	(2,915)
Other liabilities	1,058	602

Net cash (used in) provided by operating activities	(503)	1,578

Cash flows from investing activities:
Additions to property, plant and equipment	(1,134)	(517)
Proceeds on disposal of property, plant and equipment	—	53

Net cash used in investing activities	(1,134)	(464)

Cash flows from financing activities:
Repayment of management note	32	—
Principal payments on long-term debt	(5,059)	(3,057)
Net increase in revolving line of credit borrowings	2,000	—

Net cash used in financing activities	(3,027)	(3,057)

Decrease in cash	(4,664)	(1,943)
Cash at beginning of period	7,339	5,659

Cash at end of period	$2,675	$3,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,664	$3,774

Notes to Unaudited Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The unaudited financial statements as of and for the quarter ended March 31, 2003 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC (the “Company”), including its wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

This report on Form 10-Q for the period ended March 31, 2003 should be read in conjunction with the audited financial statements presented in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial statements of the Company as of and for the year ended December 31, 2002.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003. The adoption of the recognition and measurement provisions did not have a material impact on the consolidated financial statements.

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this

Interpretation are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than July 1, 2003. The Company is still evaluating the consolidation provisions of this Interpretation with respect to its pre-existing interests; however, qualifying special-purpose securitization entities are excluded from the consolidations requirements of this Interpretation.

NOTE 2. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Materials and purchased parts	$10,943	$11,124
Work in process	4,063	4,312
Finished goods	13,820	12,990
Less: inventory reserves	(1,813)	(2,729)

	$27,013	$25,697

NOTE	3. COMMITMENTS AND CONTINGENCIES

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

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, (“ALSA”) a foreign subsidiary of Alliance Laundry Systems LLC, under UNCITRAL rules in Buenos Aires, Argentina, seeking in pertinent part, to be paid fees arising from a Consulting Agreement, and indemnification for loss of profits in Argentina and Brazil, plus damages for pain and suffering. An arbitration was conducted by an “ad-hoc” panel (the “Lopez Arbitration”), during which ALSA contended that Juan Carlos Lopez failed to fulfill responsibilities under the Consulting Agreement and was therefore not entitled to the fees, and that ALSA was not liable for loss of profits either in Argentina or Brazil, nor for an indemnification for pain and suffering. On April 3, 2001, the Lopez Arbitration was concluded. The arbitration panel awarded Argentine Pesos 1,408,900 ($1.4 million U.S. dollars at the time), plus nine percent interest from September 6, 1999, plus ten percent over this principal and interest amount as moral damages, plus certain fees and costs, while rejecting other claims of plaintiff. The Company does not believe this arbitration award will have a material effect on the Company’s operations, in as much as ALSA is a foreign subsidiary and is responsible for its own debts and obligations. The remaining investment on the Company’s financial statements is not material as this operation was discontinued in the fourth quarter of 1998, at which time the Company’s investment in ALSA was written down to the value of certain remaining assets. In management’s opinion based on the advice of counsel, under the terms of the award, any such payments would have to be forthcoming from the assets of ALSA. On December 20, 2001, ALSA’s bankruptcy was decreed, at the request of Mr. Lopez, on grounds of non-payment of the arbitration award. On December 12, 2002, Mr. Lopez filed a lawsuit with the National Commercial Court Number 13 in Buenos Aires, Argentina against the Company for the amount ordered to be paid in the Lopez Arbitration, plus unspecified damages caused by the award not having been timely paid. The Company filed an answer to the lawsuit on March 7, 2003 requesting that it be dismissed.

Since January 2002, there have been significant changes in Argentina’s monetary legislation and the value of the Argentine Peso. The rate of exchange of one Argentine Peso per one United States Dollar is no longer in force, and as of April 30, 2003 the Argentine Peso was trading at .3541 per United States Dollar. Accordingly, in the event that Mr. Lopez was ultimately successful in a U.S. court of securing payment of this award from the Company, the U.S. dollar value of the award (based upon the current rate of exchange) would be substantially reduced as compared to the amount discussed above.

In April, 2002 the Company was named as a defendant in a lawsuit filed by Imonex Services, Inc. (the “Plaintiff”) for patent infringement, arising from a vendor supplied coin selector, the “W2000”, used in certain of the Company’s products. The vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), has indemnified the Company and has agreed to pay and is paying for the Company’s representation in this matter. Plaintiff accused the Company, and other Münzprüfer customers (the “Defendants”), of patent infringement resulting from the sales of the W2000 within the Defendants products. Trial commenced January 6, 2003 in the United States District Court for the Eastern District of Texas. Following the trial the Court entered an order on April 17, 2003 rendering judgment for Imonex that the asserted patent claims are infringed, are not invalid, and were not procured by inequitable conduct. The Court indicated it will issue a permanent injunction and invited the parties to submit proposed injunction languages, and objections thereto. The Court has withheld ruling upon the issues of willful infringement, and the timelines of Imonex bringing its damage claims. The Court reduced the jury’s damage verdict from $10,350,000 ($5,382,000 against the Company with the remainder against the other Defendants) against all Defendants, to $490,295 ($267,645 against the Company with the remainder against the other Defendants) and gave Imonex the option to accept the reduced damages or have a new trial on damages. On April 28, 2003, Imonex filed an election for a new trial on damages, and filed proposed language for the injunction. The Defendants filed their objections to the injunction language on May 5, 2003. The position of the Company remains that any liability related to this lawsuit is properly borne by Münzprüfer. However, the ability of Münzprüfer to fully satisfy its indemnification obligations could require the Company to fund a portion of any ultimate settlement or award amount, and such amount could be material to the Company’s financial position, results of operations and cash flows. Based upon the current status of this matter, no liability has been recorded by the Company.

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

NOTE 4. COMPREHENSIVE INCOME / (LOSS)

Comprehensive income/(loss) for the three months ended March 31, 2003 and 2002 consist of the following (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Comprehensive income:
Net income	$1,185	$3,735
Other comprehensive income (loss)
Net unrealized holding gain on residual interests	1,124	536
Unrealized loss on interest rate swap	—	(141)

Comprehensive income	$2,309	$4,130

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in this report and in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission, which includes the audited financial position and operating results of the Company as of and for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth the Company’s historical net revenues for the periods indicated:

	Quarter Ended
	March 31, 2003	March 31, 2002
	(Dollars in millions)
Net revenues:
Commercial laundry	$51.4	$51.0
Service parts	9.8	8.8

	$61.2	$59.8

The following table sets forth certain condensed historical financial data for the Company expressed as a percentage of net revenues for each of the periods indicated:

	Quarter Ended
	March 31, 2003	March 31, 2002
Net revenues	100.0%	100.0%
Cost of sales	72.1%	71.5%
Gross profit	27.9%	28.5%
Selling, general and administrative expense	13.4%	11.7%
Operating income	14.5%	16.8%
Net income	1.9%	6.2%

Net revenues. Net revenues for the quarter ended March 31, 2003 increased $1.4 million, or 2.2%, to $61.2 million from $59.8 million for the quarter ended March 31, 2002. This increase was primarily attributable to higher commercial laundry revenue of $0.4 million and higher service parts revenue of $1.0 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $0.9 million and higher international revenue of $0.2 million, partially offset by lower earnings from the Company’s off-balance sheet equipment financing program of $0.7 million. The increase in North American equipment revenue was primarily due to higher revenue from laundromats and multi-housing laundries, partially offset by lower revenue from on-premise laundries. The increase in service parts revenue was due to gaining back additional service part sales due to more competitive pricing practices.

Gross profit. Gross profit for the quarter ended March 31, 2003 and March 31, 2002 was $17.1 million. Favorable manufacturing efficiencies and a recent price increase were offset by the lower earnings from the Company’s off-balance sheet equipment financing program. Gross profit as a percentage of net revenues decreased to 27.9% for the quarter ended March 31, 2003 from 28.5% for the quarter ended March 31, 2002. This 0.6% decrease was primarily attributable to the factors discussed above.

Selling, general and administrative expense. Selling, general and administrative expenses for the quarter ended March 31, 2003 increased $1.2 million, or 17.6%, to $8.2 million from $7.0 million for the quarter ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to higher pension and fringe benefit costs of $0.5 million, higher sales and marketing expenses of $0.3 million and higher independent development expenses of $0.2 million. Selling, general and administrative expenses as a percentage of net revenues increased to 13.4% for the quarter ended March 31, 2003 from 11.7% for the quarter ended March 31, 2002.

Operating income. As a result of the foregoing, operating income for the quarter ended March 31, 2003 decreased $1.2 million, or 11.9%, to $8.9 million from $10.1 million for the quarter ended March 31, 2002. Operating income as a percentage of net revenues decreased to 14.5% for the quarter ended March 31, 2003 from 16.8% for the quarter ended March 31, 2002.

Interest expense. Interest expense for the quarter ended March 31, 2003 increased $1.3 million, or 20.9%, to $7.7 million from $6.4 million for the quarter ended March 31, 2002. Interest expense in 2003 includes an unfavorable non-cash adjustment of $0.7 million related to a new interest rate swap agreement entered into in the fourth quarter of 2002. Interest expense in 2003 was also higher due to higher interest rates associated with the new swap agreement and higher letter of credit rates within the Company’s new Senior Credit Facility.

Net income. As a result of the foregoing, net income for the quarter ended March 31, 2003 decreased $2.5 million to net income of $1.2 million as compared to net income of $3.7 million for the quarter ended March 31, 2002. Net income as a percentage of net revenues decreased to 1.9% for the quarter ended March 31, 2003 from 6.2% for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On August 2, 2002 the Company amended and restated its May of 1998 credit agreement with a syndicate of financial institutions. The new amended and restated credit facility (the “Senior Credit Facility”) is comprised of a term loan facility aggregating $193.0 million (the “Term Loan Facility”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”). Among other modifications, the amended and restated agreement extends the Senior Credit Facility termination date from May 5, 2003 to August 6, 2007.

The new Senior Credit Facility continues to be subject to certain financial ratios and tests, similar to those included in the prior facilities. The maximum rates of consolidated debt to EBITDA under the new Senior Credit Facility is scheduled to be reduced from 6.0 at March 31, 2003 to 5.5 at December 31, 2003. Management believes that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company’s anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the new credit facilities.

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

As of March 31, 2003, the Company has $312.4 million of combined indebtedness outstanding, consisting of outstanding debt of $178.0 million under the Term Loan Facility, $110.0 million of senior subordinated notes and $21.2 million of junior subordinated notes, $2.0 million under the Revolving Credit Facility, $0.6 million of borrowings pursuant to a Wisconsin Community Development Block Grant Agreement and $0.6 million of borrowings pursuant to an equipment financing transaction with Alliant Energy – Wisconsin Power & Light Company. Letters of credit issued on the Company’s behalf under the Revolving Credit Facility totaled $22.0 million at March 31, 2003. As a result, at March 31, 2003 the Company had $21.0 million of its $45.0 million Revolving Credit Facility available subject to certain limitations under the new Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to EBITDA, the Company could have borrowed $21.0 million at March 31, 2003 in additional indebtedness under the Revolving Credit Facility.

The new Term Loan Facility amortizes quarterly and is repayable in the following aggregate amounts:

Year	Amount Due
(Dollars in millions)
2003	$7.2
2004	$12.0
2005	$14.4
2006	$19.2
2007	$125.2

The Company’s Asset Backed Facility provides for a total of $300.0 million in off-balance sheet financing for trade receivables and equipment loans. The finance programs have been and will continue to be structured in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, the Company will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

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

Historical

Cash used in operations for the three months ended March 31, 2003 of $0.5 million was principally derived from operations (net income adjusted for depreciation, amortization, and non-cash interest) which was partially offset by changes in working capital. The working capital investment in accounts receivable at March 31, 2003 of $9.9 million increased $4.1 million as compared to the balance of $5.8 million at December 31, 2002, which was primarily attributable to timing related to the sale of accounts receivable through the new Asset Backed Facility at March 31, 2002. The investment in beneficial interests in securitized accounts receivable at March 31, 2003 of $17.9 million decreased $2.0 million as compared to the balance of $19.9 million at December 31, 2002. The investment in notes receivable at March 31, 2003 of $9.1 million decreased $2.1 million as compared to the balance of $11.2 million at December 31, 2002, which was primarily attributable to a decrease in unsold notes carried on the Company’s books. The investment in inventory at March 31, 2003 of $27.0 million increased $1.3 million as compared to the balance of $25.7 million at December 31, 2002. Accounts payable at March 31, 2003 of $10.0 million decreased $3.8 million as compared to the balance of $13.8 million at December 31, 2002.

Net cash used in operating activities for the three months ended March 31, 2003 of $0.5 million decreased by $2.1 million as compared to the three months ended March 31, 2002. This decrease was primarily due to higher net cash used in changes in assets and liabilities of $0.6 million, and a decrease in net cash provided by operations of $1.5 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The net cash impact from changes in assets and liabilities for the three months ended March 31, 2003 of $0.6 million was largely due to higher accounts receivables partially offset by lower notes receivable and beneficial interests in securitized financial assets.

Capital Expenditures

The Company’s capital expenditures for the three months ended March 31, 2003 and March 31, 2002 were $1.1 million and $0.5 million, respectively. Capital spending in 2003 and 2002 was principally oriented toward product enhancements and manufacturing process improvements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The company adopted SFAS 143 effective January 1, 2003. The adoption did not have any impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued, including a reconciliation of the changes in the entity’s product warranty liabilities during the reporting period. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of this statement effective January 1, 2003. The adoption of the recognition and measurement provisions did not have a material impact on the consolidated financial statements.

During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. The consolidation provisions of this Interpretation are effective immediately for interests created after January 31, 2003. For interests created before February 1, 2003, the Company is required to adopt the consolidation provisions no later than July 1, 2003. The Company is still evaluating the consolidation provisions of this Interpretation with respect to its pre-existing interests; however, qualifying special-purpose securitization entities are excluded from the consolidations requirements of this Interpretation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time the Company may enter into derivative financial instruments to hedge its interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in the Company’s underlying exposures. The Company does not enter into derivatives for speculative purposes. There have been no material changes in the Company’s market risk exposures as compared to those discussed in the Company’s Annual Report on Form 10-K (file no. 333-56857).

ITEM 4. CONTROLS AND PROCEDURES

(a) The Company carried out an evaluation within the 90 day period prior to this report, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

(a)    List of Exhibits. None.

(b)    Reports on Form 8-K. None.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 7th day of May 2003.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	5-7-03

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-7-03

Alliance Laundry Corp. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 7th day of May 2003.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	5-7-03

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-7-03

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 7th day of May 2003.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	5-7-03

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-7-03

CERTIFICATIONS

I, Thomas F. L’Esperance, Chairman and Chief Executive Officer of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of May 7, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ THOMAS L’ESPERANCE Thomas L’Esperance	Chairman and CEO	5-7-03

CERTIFICATIONS

I, Bruce P. Rounds, Vice President, Chief Financial Officer of Alliance Laundry Systems LLC, Alliance Laundry Corporation and Alliance Laundry Holdings LLC, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of May 7, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ BRUCE P. ROUNDS Bruce P. Rounds	Vice President, Chief Financial Officer	5-7-03