Form 10-K
period 2005-12-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2006-03-09
CIK 1063699, 1063698, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER	333-56857
333-56857-01
333-56857-02

ALLIANCE LAUNDRY SYSTEMS LLC

ALLIANCE LAUNDRY CORPORATION

ALLIANCE LAUNDRY HOLDINGS LLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE DELAWARE DELAWARE	39-1927923 39-1928505 52-2055893
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

P.O. BOX 990, RIPON, WISCONSIN 54971-0990

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(920) 748-3121

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of the registrants common stock outstanding as of March 9, 2006: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2005

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This Annual Report includes “forward-looking statements” which appear in a number of places and includes statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to successfully implement operating strategies, including trends affecting the business, financial condition and results of operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

PART I.

ITEM 1. BUSINESS

General

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” and, “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity. Throughout this annual report the term “stand-alone commercial laundry equipment” refers to commercial laundry equipment excluding the consumer laundry market, drycleaning equipment and custom engineered, continuous process laundry systems and the term “stand-alone commercial laundry equipment industry” includes laundromats, multi-housing laundries and on-premise laundries and excludes consumer laundry, drycleaners and continuous process laundries.

Our business began in 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. In 1956, McGraw Electric Company purchased our business. Manufacturing and marketing of coin-operated laundry equipment began in 1957. The addition of Huebsch brand commercial tumblers in 1978 further expanded our product line. In 1979, Raytheon Company, or Raytheon, purchased our business. During the next 19 years, we expanded the capabilities of our commercial laundry business by purchasing the UniMac product line and established ourselves as a leader in the commercial laundry industry. On May 5, 1998, Bain Capital Partners, LLC, (“Bain”), and members of our management, acquired 93% common equity interest in us with Raytheon continuing to own 7% of the common interests. In January 2005, Ontario Teachers’ Pension Plan Board, (“OTPP”), indirectly acquired approximately 91.8% of the equity interests of Alliance Laundry through ALH Holding Inc. (“ALH”), and our management indirectly owns the remainder of Alliance Laundry’s equity interests through ALH. ALH owns 100% of the equity interests of Alliance Holdings.

We refer to the acquisition of Alliance Holdings by ALH, including the related management investments in ALH, as the “Acquisition.” In connection with the closing of the Acquisition, we consummated certain financing transactions (the “Financing Transactions” which we refer to, together with the Acquisition, as the “Transactions”). For additional information about the Acquisition, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Acquisition.”

Alliance Laundry Corporation (“ ALC”) is a wholly-owned subsidiary of Alliance Laundry that was incorporated in 1998 for the sole purpose of serving as a co-issuer of Alliance Laundry’s Series B 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”). In connection with the Transactions, we redeemed all of the outstanding 1998 Senior Subordinated Notes. ALC also served as the co-issuer of Alliance Laundry’s 8 1/2% Senior Subordinated Notes due 2013 (the “2005 Senior Subordinated Notes”), which notes were issued in connection with the Acquisition. ALC does not have any substantial operations or assets of any kind and will not have any revenue.

As a result of the Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2005. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2005 in comparison with the twelve months ended December 31, 2004, we have presented certain financial measurements such as international revenues, total revenues and EBITDA on an unaudited combined basis. The combined results represent the January 1, 2005 through January 27, 2005 Predecessor period added to the January 28, 2005 through December 31, 2005 Successor period. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen, UniMac and Huebsch, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. We also offer laundry and drycleaning presses and shirt finishing equipment under the Ajax brand.

We attribute our success in this industry to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; and (iv) our investment in new product development and manufacturing capabilities. As a result of our industry position, we generate significant recurring sales of replacement equipment and service parts. In addition to stand-alone commercial laundry equipment, we also offer presses and finishing equipment used in the drycleaning industry under the Ajax name. Internationally, we generated revenue of $52.0 million, $41.3 million and $34.0 million in 2005, 2004, and 2003, respectively. For 2005, 2004 and 2003 we generated net revenues of $317.3 million, $281.0 million and $267.6 million and EBITDA (as defined in Item 6 – Selected Financial Data) of $13.6 million, $45.1 million and $53.1 million, respectively.

We serve three distinct end-customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. The primary means of serving these end-customers is through distributors and route operators. We reach laundromat and on-premise laundry end-customers through a network of over 250 North American distributors and over 140 international distributors, serving over 90 different countries. Our distributors purchase equipment from us, then re-sell and install it for laundromat and on-premise end-customers. We serve multi-housing end-customers through a network of over 100 route operators. Route operators purchase equipment from us, and then obtain leases from multi-housing property managers to place it into common laundry rooms.

We believe that we have the most extensive distribution network in North America which gives us a significant competitive advantage. We estimate that our distributors and route operators have either the number one or number two market position in over 80% of North American markets. We believe that the superior quality and loyalty of our distribution network has been a significant factor in achieving this market position in each of our three end-customer groups.

We estimate that the North American stand-alone commercial laundry equipment industry generated approximately $517 million in revenue in 2005. The industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. North American consumers view clean clothes as a necessity, with economic conditions having limited effect on the frequency of use, and therefore the useful life, of laundry equipment. As a result, the industry’s revenues have been relatively stable over time and through economic downturns.

With investments totaling over $20.0 million since 2001, we have completed the development of many new products, the redesign of existing products and the modernization of our manufacturing facilities in Wisconsin and Florida. We believe our considerable investment in our product line and manufacturing capabilities has strengthened and will continue to enhance our market leadership position. For information about the financial results of our operating segments, see Note 18 to the Financial Statements – Segment Information.

Company Strengths

Market Leader with Significant Installed Base. We believe that we are a market leader in the overall North American stand-alone commercial laundry equipment industry. In addition to being a market leader in North America, we believe that we are a leader in sales to each of our three primary end-customer groups. As a result of being a market leader for over ten years, we believe that we have one of the largest installed bases of equipment in North America, comprised of over two million machines. A significant majority of our revenue is attributable to replacement sales which are driven by our large installed base combined with an average ten year estimated life per machine.

Extensive and Loyal Distribution Networks. We believe we have developed the most extensive distribution network in North America, with over 250 distributors and over 100 route operators. We estimate that our laundromat and on-premise laundry distributors and multi-housing route operators have either the number one or number two market position in over 80% of North American markets. These leading distributors and route operators are attracted by our industry-leading brand equity, broad product array, significant installed base and our comprehensive value-added support, which includes training, extensive electronic support of installation and service and joint promotion efforts. These factors lead to high costs for distributors and route operators to switch manufacturers, especially when combined with their substantial investments in service parts inventories and in training their sales and installation personnel with respect to our highly engineered products. Our end-customers place great value on the proven reliability of our products, backed by years of demonstrated experience in the field, as this significantly impacts their long term repair and maintenance expenses. We have not historically experienced any significant turnover of our distributors and route operators, of which a significant number have been customers for over ten years.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full product line (including topload washers, dryers, frontload washers, washer-extractors, tumbler dryers and finishing equipment for all commercial customer groups), thereby providing customers with a single source solution for all their stand-alone commercial laundry equipment needs. Our development team of more than 65 engineers and technical personnel, along with our marketing and sales personnel, work together with our major customers to redesign and enhance our products to better meet customer needs. Many of our new products place an emphasis on energy efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In late 2000 we introduced our NetMaster system of technologically advanced laundry products offering multi-housing and laundromat operators more flexibility and accountability, allowing operators to change vend prices, cycle times, rinse options and cycle selections from a remote site while also auditing machine operation. We estimate that since the introduction of the NetMaster system, over 300 laundries have been built with this product, with approximately 20% of those being fully networked. In 2003, we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. The improved efficiency qualifies the Micro-electronic Display Control topload washer for the ENERGY STAR label and other federal and local energy efficiency programs. In 2003 we introduced our Wash Alert system which allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. In 2005 we introduced a variable frequency drive for certain of our washer-extractors which uses approximately 50 percent of the electricity of our regular models.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen, UniMac, Huebsch and Ajax. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results.

Strong and Incentivized Management Team. Led by chief executive officer and president Thomas L’Esperance, we have assembled a strong and experienced management team. Our eight executive officers average over 18 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) developing strategic alliances with key customers; (ii) acquiring and successfully integrating the commercial washer-extractor business of UniMac and the drycleaning press and shirt finishing equipment business of Ajax; (iii) implementing manufacturing cost reduction and quality improvement programs; and (iv) ongoing refinements to our product offerings. In addition, management currently owns approximately 8.2% of the Company’s common equity on a diluted basis, and could own up to 18.6% of the Company’s common equity if the service and performance stock options become exercisable (as defined in the ALH stock option plan).

Business Strategy

Our strategy is to continue our strong financial performance and selectively pursue growth opportunities by offering to our customers a full line of the most reliable and functional stand-alone commercial laundry equipment, together with industry-leading, comprehensive value-added services. The key elements of our strategy are as follows:

Develop and Strengthen Relationships with Key Customers. We have developed and will continue to pursue long-term relationships with key customers and will pursue supply agreements where appropriate. The relationships that we establish with our customers are comprehensive and include training, extensive technical support and promotion activities. In addition, we model our product development efforts to meet evolving customer preferences by working with key customers to develop new products, features and value-added services.

We have not experienced any significant customer turnover. Our top ten customers, other than a significant new account that was added in 2003, have been our customers for at least ten years. Coinmach, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continue to Improve Manufacturing Operations. We seek to continuously enhance our product quality and reduce costs through ongoing refinements to our manufacturing processes. We have achieved such improvements, and intend to continue doing so, through collaboration among key customers, suppliers and our engineering and marketing personnel. Since 1995, we have progressively reduced our manufacturing costs through improvements in raw material usage and labor efficiency, as well as plant consolidation. Since 2000, we have been implementing a demand flow production system on our higher volume product lines. These process changes have resulted in significant improvements in assembly efficiency, inventory levels, customer order lead times and production quality. For example, labor productivity improved by 4.0% from 2004 to 2005, and over the same period, we reduced our first year warranty costs to less than 0.3% of sales.

Expand into the U.S. Consumer Laundry Market. We re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. This non-compete agreement was a result of the divestiture of a sister division in 1997. We are targeting the mid to high-end U.S. consumer laundry markets with existing products that we currently sell internationally and into commercial markets. These existing products are designed to have useful lives approximately twice that of typical consumer laundry equipment. We are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share. This strategy to enter the mid to high-end U.S. consumer laundry markets should allow us to expand our sales and continue to diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities.

Industry Overview

We estimate that North American stand-alone commercial laundry equipment sales were approximately $517 million in 2005. We believe that the North American market for stand-alone commercial laundry equipment has grown at a compound annual rate of approximately 0.9% since 1995. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions tend not to affect the frequency of use, or replacement, of laundry equipment. We believe steady industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality and higher average selling prices.

Manufacturers of stand-alone commercial laundry equipment compete on their ability to satisfy several customer criteria, including: (i) equipment reliability and durability; (ii) performance criteria such as water and energy efficiency, load capacity and ease of use; (iii) the availability of innovative technologies such as cashless payment systems and advanced electronic controls, which improve ease of use and management audit capabilities; (iv) the ability to swiftly and reliably provide servicing for their equipment; and (v) the supply of value-added services such as rapid spare parts delivery, equipment financing and computer-aided assistance in the design of commercial laundries.

Trends and Characteristics

North American Growth Drivers. We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We believe population growth has historically supported replacement and some modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1995 and is projected to grow at approximately 0.8% per year on average over the next ten years.

In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. For example, the larger national and regional customers in the laundromat and multi-housing customer groups are more likely to take advantage of recently available electronic features, such as cashless payment systems and advanced electronic controls which we believe provide these customers with a competitive advantage. Customers are also moving towards equipment with increased water and energy efficiency as the result of escalating energy costs, government and consumer pressure and a focus on containing operating costs.

Limited End Use Cyclicality. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles because economic conditions tend not to dramatically affect the frequency of use, or replacement, of laundry equipment. The useful life of commercial laundry equipment, and thus the timing of replacement of the equipment, are also generally unaffected by economic conditions. The useful life of stand-alone commercial laundry equipment is generally 7 to 14 years. Under all economic conditions, owners of commercial laundries typically continue to use their equipment until it can no longer be economically repaired or until competition forces the owner to upgrade their equipment in order to improve its appearance or functionality.

International Growth. We anticipate growth in demand for commercial laundry equipment in international markets. We believe this is particularly true in developing countries where laundry needs are currently less sophisticated than in North America. We believe that continued development and growth of disposable income in these countries will cultivate an increased need and demand for laundry services addressable by our products.

Reducing Customer Operating Costs. The time required to wash and dry a given load of laundry, which we refer to as cycle time, has a significant impact on the economics of a commercial laundry operation. Accordingly, commercial laundry equipment manufacturers produce equipment that provides progressively shorter cycle times through improved technology and product innovation. This shorter cycle time decreases labor costs and increases the volume of laundry that can be processed in a given time period. Examples of methods for reducing cycle time are: (i) shortening fill, drain and wash times; and (ii) decreasing water extraction time by increasing spin speed. Our product enhancements in 2000 increased our topload washer’s spin speed to the fastest in the commercial laundry equipment industry.

The higher spin speed substantially increases water extraction and thereby lowers moisture retention. For coin laundromat and multi-housing laundry owners, the lower moisture retention results in reduced energy bills for clothes drying operations. Overall, this improvement provides faster drying times, lower energy costs and the potential for increased revenue-generating cycles per day.

Customer Categories

Stand-alone Commercial Laundry Equipment. Each of the stand-alone commercial laundry equipment industry’s three primary customer groups—laundromat operators, multi-housing laundry operators and on-premise laundry operators—is served through a different distribution channel and has different requirements with respect to equipment load capacity, performance and operating features. Vended equipment purchased by multi-housing route operators is most similar to consumer machines sold to retail customers and is generally purchased directly from us. Equipment purchased by laundromats and on-premise laundries has greater durability, delivers increased capacity, provides more sophisticated cleaning and faster drying capabilities and is generally purchased through distributors. In addition, we separately sell drycleaning equipment to drycleaners.

Laundromats. We estimate that laundromats accounted for approximately 55% of the sales for the North American stand-alone commercial laundry equipment industry in 2005. There are an estimated 35,000 laundromats in North America. These laundromats typically provide walk-in, self-service washing and drying and primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors who typically rely on distributors to find locations for stores, design the laundromat, provide and install equipment and provide technical and repair support and broader business services. For example, distributors frequently host seminars for potential laundromat proprietors on laundromat investment opportunities. Independent laundromat proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets differentiates manufacturers which serve this customer group.

In addition to distributor relationships, we believe that laundromat owners choose among different manufacturers’ products based on, among other things: (i)reputation, reliability and ease and cost of repair; (ii) availability of equipment financing;(iii) the water and energy efficiency of the products (approximately 24% of annual gross wash and dry revenue of laundromats is consumed by utility costs, according to the Coin Laundry Association, or CLA); and (iv) the efficient use of physical space in the store (approximately 35% of annual gross revenue of laundromats is expended on rent, according to the CLA’s “2005 Coin Laundry Industry Survey”).

Multi-Housing Laundries. We estimate that multi-housing laundries accounted for approximately 24% of North American stand-alone commercial laundry equipment sales in 2005. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers that are vended, but similar in appearance to those sold to the retail consumer market and offer a variety of enhanced durability and performance features such as audit functions that keep track of the number of cycles and the amount of money that has been collected. We estimate that topload washers sold to multi-housing laundries typically last up to 12,000 cycles, approximately twice as long as the expected life of a consumer machine.

Multi-housing laundries are managed primarily by route operators who purchase, install and service the equipment under contracts with building management. Route operators pay rent (which may include a portion of the laundry’s revenue) to building management. Route operators are typically direct customers of commercial laundry equipment manufacturers such as ours and tend to maintain their own service and technical staffs. Route operators compete for long-term contracts on the basis of, among other things: (i) the reputation and durability of their equipment; (ii) the level of maintenance and quality of their repair service; (iii) the ability of building management to audit laundry equipment revenue; and (iv) the water and energy efficiency of products.

We believe reliability and durability are key criteria for route operators and their property management customers in selecting equipment, because these criteria help to minimize equipment down time and repair costs. We also believe route operators prefer water and energy efficient equipment that offers enhanced electronic monitoring and tracking features demanded by building management companies. Route operators are reluctant to change equipment suppliers given their investments in spare parts inventories and in sales and repair technician training, particularly as laundry equipment becomes more technically sophisticated. Therefore, we believe a large installed base of laundry equipment gives a commercial laundry equipment manufacturer a significant competitive advantage and a high likelihood of substantial replacement sales.

On-Premise Laundries. We estimate that on-premise laundries accounted for approximately 21% of North American stand-alone commercial laundry equipment sales in 2005. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, sports facilities, car washes and prisons.

Products sold to on-premise laundries include washer-extractors, tumbler dryers and flatwork finishers. The washer-extractors and tumbler dryers are primarily in larger capacities, up to 250 pounds per load, and process significantly larger loads of textiles and garments in shorter times than equipment typically sold to laundromats or multi-housing customer groups. Effective and rapid washing (i.e. reduced cycle time) of hotel sheets, for example, reduces both a hotel’s linen requirements and labor costs of washing and drying linens. We believe that in a typical on-premise laundry within a hotel up to 50% of the operating costs is labor.

On-premise laundries typically purchase equipment through a distributor who provides a range of sales and repair services on behalf of manufacturers. As with laundromats, we believe a strong distributor network is a critical element of sales success. On-premise laundries select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability of products; (ii) load capacity and cycle time; (iii) water and energy efficiency; and (iv) ease of use. In addition, the availability of technical support and service is important when an on-premise laundry operator selects an equipment supplier.

Drycleaning. We estimate that North American drycleaning equipment sales were approximately $200.0 million in 2005. Approximately 30,000 drycleaners in North America provide full-service drycleaning and wetcleaning for households. These services include stain removal, cleaning, pressing, finishing and packaging. In addition, many commercial drycleaners provide laundry services for water-washable garments and rug cleaning services and minor alteration and repair services.

Drycleaners primarily purchase drycleaning machines, presses and finishing equipment, washer-extractors, tumblers and small-chassis topload washers and dryers. Drycleaners primarily include independently operated neighborhood cleaners, franchisees and specialty cleaners. Drycleaners typically rely on distributors and chemical supply companies to provide equipment, detergents, stain removers, technical support and broader business services. For example, distributors and chemical suppliers provide training seminars on the proper use of equipment and chemicals for cleaning, stain removal and garment finishing.

As with laundromats and on-premise laundries, drycleaners typically purchase equipment through distributors who can provide service parts, repair service and technical support. Drycleaners select their equipment based on the availability of specified product features, including, among other things: (i) reputation and reliability; (ii) load capacity and cycle time; (iii) ease of use; and (iv) solvent and energy efficiency.

Consumer Laundry. We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. Products sold in this segment include topload washers, frontload washers and standard dryers, which we sell through distributors. Within this new sales segment we are targeting the mid to high-end consumer laundry markets with existing products that we currently sell internationally and into commercial markets. These existing products are designed to have useful lives approximately twice that of typical consumer laundry equipment. We are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share. This strategy to enter the mid to high-end consumer laundry markets should allow us to expand our sales and continue to diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities.

Products and Services

We offer a full line of stand-alone commercial laundry washers and dryers, with service parts and value-added services supporting our products. Our products range from small washers and dryers, primarily for use in laundromats and multi-housing laundry rooms, to large laundry equipment with load capacities of up to 250 pounds used in on-premise laundries. Our brands include Speed Queen, Huebsch and UniMac and are sold throughout North America and in over 90 foreign countries. Additionally, we offer laundry and drycleaning presses and shirt finishing equipment under the Ajax brand. We also benefit from domestic and international sales of service parts for our large installed base of commercial laundry equipment. Internationally, we also sell laundry equipment under private label brands in order to take advantage of distribution networks of other companies and to round out their product offerings.

In 2003, we completed the successful introduction of the Micro-electronic Display Control on our small chassis product and the tumbler dryers. The Micro-electronic Display Control offers an electronic interface between the Micro-electronic Display Control and card readers from various manufacturers offering enhanced features such as time of day and multi-level pricing. Emerging energy and water consumption standards are also met with the unique cycle programming of the control. The introduction of the Micro-electronic Display Control on the washer-extractors in conjunction with an upgraded electronic control in 2004 gave the Huebsch brand a full line of electronically controlled equipment for the first time, resulting in increased sales for this brand.

Washers

Washers represented approximately 45% of our 2005 net revenues and include washer-extractors, topload washers and frontload washers.

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 20 to 250 pounds of laundry per load. After cleaning, washer-extractors extract water from laundry with spin speeds that produce over 300 Gs of centrifugal force, thereby reducing water retention and the time and energy costs for the drying cycle. Sold under the Speed Queen, Huebsch, and UniMac brands, these products represented approximately 25% of our 2005 net revenues. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats and washer-extractors that process up to 250 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable in order to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdown, which would increase operating costs and downtime for the user.

In 2003, we introduced the following: (i) a new line of technologically advanced soft mount washer-extractors from 18 to 165 pound capacity which features user friendly alpha numeric controls, efficient dimensions and high energy and water efficiency; (ii) a new micro processor control for the coin market offering individual cycle pricing, cycle modifier keys, time-of-day pricing and new easier programming, all designed to be customer and environment friendly; and (iii) a companion to our premium line products referred to as the “value line,” which are one step below the premium featured line with a price point advantage.

In 2005 we introduced a larger capacity 150 pound washer-extractor which provides many productivity advantages. The washer’s cylinder is the largest in the industry, within its category, equating to more laundry done in less time. This additional capacity also reduces the number of wash cycles per day, saving as much as 10% in water usage over other models. A door opening of nearly 25 inches makes it easier and faster to load and unload linens. The door opening height is designed to make it easy for operators to load and unload, again saving operation time.

In 2005 we introduced a variation of our current Huebsch washer-extractor product line by adding models with 50% higher extract speed which removes more water from clothes at the end of the wash cycle and significantly shortens the drying cycle, thereby reducing utility costs.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 Gs. Sold primarily to multi-housing laundries and laundromats under the Speed Queen and Huebsch brands, these products represented approximately 14% of our 2005 net revenues.

In late 2000, we introduced our NetMaster system of technologically advanced laundry products offering multi-housing and laundromat operators more business flexibility and accountability. This system interfaces with several types of payment including coins, tokens and debit cards and credit cards, and enables operators to program vend prices, cycle times, rinse options and cycle selections from a remote site while auditing machine operation.

In 2003, we introduced our Wash Alert system to universities. This system allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. Our software solution provides students with added convenience, while providing universities with accurate laundry room activity analysis through their own network system.

In addition, in 2003, we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. The improved efficiency qualifies the Micro-electronic Display Control topload washer for the ENERGY STAR label and other federal and local energy efficiency programs.

Wash Alert is not only a time-saver for students; universities benefit from it as well. The system verifies the income from coin/card vending laundry equipment ensuring greater revenue accountability. The system’s remote diagnostic capability translates to faster response time capabilities from service providers.

In 2005 we expanded our energy efficient commercial topload washer offerings by introducing additional models that comply with the 2005 California appliance energy efficiency regulations.

Frontload Washers. Frontload washers contributed approximately 6% of our 2005 net revenues. In 1999, we introduced a new small-chassis frontload washer with the capability to process up to 18 pounds of laundry per load. Frontload washers are sold under the Speed Queen, UniMac and Huebsch brands to laundromat and multi-housing customers. The frontload washer’s advanced design uses 22% to 57% less water than topload washers. Furthermore, decreased usage of hot water and superior water extraction in the high G-force spin cycle reduce energy consumption. The frontload washer is available with front controls (front accessibility complies with Americans with Disabilities Act regulations) or rear controls and can be purchased with a matching small-chassis dryer (single or stacked, front or rear controls).

Our frontload washers display the U.S. federal government’s ENERGY STAR mark. The ENERGY STAR label was designed by the U.S. federal government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with our 18 pound wash load capacity, our frontload washer has a spin speed of up to 1,000 revolutions per minute, providing significant savings in the energy required to dry wash loads.

In 2001, we introduced a new commercial stacked frontload washer and dryer which takes up half the floor space compared to a conventional washer and dryer. The pair also reduces energy and water usage and received the U.S. federal government’s ENERGY STAR mark. We offer this product with push button, coin or card activation.

In 2003, we introduced a major upgrade to the frontload washer. This upgrade included a new drive system which incorporates an induction motor and a motor control with an integrated inverter. Also, the new drive system will deliver longer equipment life and is substantially quieter to operate. This new system represents leading edge technology and provides a significant increase in energy efficiency.

Dryers

Dryers represented approximately 34% of our 2005 net revenues and include tumbler dryers, standard dryers and stacked dryers. We also sell a new line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers represented approximately 23% of our 2005 net revenues. Tumblers are sold primarily to laundromats and on-premise laundries under all four of our brands. In 2003, we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible which allows for a broader array of installation arrangements. In addition, in 2003, we introduced the CARE fire suppression system option for 50, 75, 120 and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires which can be started when cleaning chemically saturated fabrics.

In 2003, we also began supplying tumbler dryers to a large European original equipment manufacturer account allowing the account to curtail its production of similar sized products. In 2005, sales to this account exceeded $10.2 million.

Standard Dryers. Standard dryers are small capacity dryers with the capability to process up to 18 pounds of laundry per load. Sold under the Speed Queen, Huebsch and UniMac brands, standard dryers (including stacked dryers) represented approximately 11% of our 2005 net revenues. Our dryer’s capacity, measuring 7.1 cubic feet, is among the largest in the industry.

Stacked Dryers and Stacked Frontload Washers and Dryers. To enable our multi-housing customers to conserve valuable floor space, we offer a stacked unit consisting of two 18 pound standard dryers and offer a stacked combination unit consisting of an 18 pound frontload washer paired with an 18 pound standard dryer.

Presses and Finishing Equipment

Presses and finishing equipment are sold primarily to commercial drycleaners and industrial cleaning plants under the Ajax brand. Sales of this equipment accounted for approximately 2% of our 2005 net revenues. We offer a broad array of presses and finishing equipment such as cabinet presses for shirt finishing; pants and linen presses; collar and cuff presses; shirt sleevers; steam-air garment finishers; and utility presses and accessories.

Service Parts

We benefit from the recurring sales of service parts used to support our large installed base of equipment. The expected field service life of the equipment is 7 to 14 years. Service parts sales accounted for approximately 13% of our 2005 net revenues. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround basis for emergency repair parts orders. The significant demand for service parts generated by the large installed base provides us with a source of higher margin recurring revenue.

In 2005, our websites were enhanced to enable authorized distributors and route operators to register products, process warranty claims and order parts online. These online improvements offer customers more flexibility, shorten processing time and reduce order processing errors.

Other Value-Added Services

Management believes we offer an unmatched range of complementary customer services and support, including technical support and on-call installation and repair service through our highly trained distributors. We believe our customers attach significant importance to these value-added services. We offer services that we believe are significant drivers of high customer satisfaction and retention, such as equipment financing (which accounted for approximately 3% of our 2005 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design and sales and service training for distributors. In 1999, our technical communications department introduced a new, CD-ROM based, parts look up program called SearchIt. Since that time, the program has continually been updated to include service manuals, troubleshooting guides, parts pricing information and a parts ordering pick list. Our websites provide information on all of our products and services, including equipment sizing and cost analysis tools, and include the ability to download product literature, installation and operating instructions, programming manuals, technical bulletins and warranty information. The websites also provide product selection assistance, education centers, an online consumer magazine, dealer and distributor locators, servicer locators, product comparison guides and energy and water consumption guides. In 2004 we added an E-Business section to our website that allows authorized distributors and route operators to check the status of their equipment and parts orders online as well as parts inventory availability. In 2005 our technical communications department created product service training videos and online electronic control training for use by authorized distributors and route operators. Our laundry design service provides construction drawings and 3-dimensional layouts of proposed laundry facilities. The service also provides a cost analysis for new or updated laundries. We believe our extensive services, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 90 distributors to laundromats; (ii) 130 distributors to on-premise laundries; (iii) 50 distributors to drycleaners; (iv) 100 route operators serving multi-housing laundries; and (v) 140 international distributors serving more than 90 countries.

Our top ten customers accounted for approximately 35.6% of our 2005 net revenues. Our top ten customers, other than a significant new account that was added in 2003, have been customers for at least ten years. In 2005, Coinmach Corporation, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Laundry Systems Group N.V. were our largest customers, with Coinmach and its subsidiary Super Laundry Equipment Corp. being the largest, accounting for 12.6% of our 2005 net revenues.

Sales and Marketing

Sales Force

Our sales force of 30 as of December 31, 2005, is structured to serve the needs of each of our customer groups. In addition, through a marketing staff of approximately 46 professionals as of December 31, 2005, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs

We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $3.6 million in 2005 and included a variety of forms, including internet websites, multi-media projects, print literature, direct mail and public relations activities. In addition, our representatives attended over 44 trade shows in 2005 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

Off-Balance Sheet Equipment Financing

Through our special-purpose financing subsidiaries, we offer an extensive off-balance sheet equipment financing program to end-users, primarily laundromat owners, to assist in their purchases of new equipment. Typical terms include two to nine year loans with an average principal amount of approximately $67,000. We believe that our off-balance sheet equipment financing program is among the industry’s most comprehensive and that the program is an important component of our marketing activities. In addition, this service provides us with an additional source of recurring income.

The financing program is structured to minimize our risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), the receipt of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged approximately 1% for the five year period ended December 31, 2005, and were less than 1% for the year ended December 31, 2005. For additional information about the financing program, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” Note 3 to the Financial Statements – “Significant Accounting Policies” and Note 5 to the Financial Statements – “Equipment Financing and Sales of Notes Receivable.”

Research and Development

Our engineering organization was staffed with over 65 engineers and technical support staff as of December 31, 2005, and we have developed numerous proprietary innovations that we utilize in select products. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with our marketing and sales personnel, collaborate with our major customers to redesign and enhance our products to better meet customer needs. Our cumulative research and development spending exceeded $32.7 million for the period 2001 through 2005.

Competition

Within the North American stand-alone commercial laundry equipment industry, we compete with several large competitors. However, we believe that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, our principal competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years.

Within the drycleaning industry, we compete primarily with other drycleaning pressing and shirt finishing equipment and shirt laundering equipment manufacturers. With respect to pressing and finishing equipment, our principal competitors include Unipress Corporation and Sankosha, USA Inc. With respect to shirt laundering equipment (primarily washer-extractors), our principal competitors include Wascomat and Pellerin Milnor Corporation.

Manufacturing

We own and operate two manufacturing facilities located in Ripon, Wisconsin and Marianna, Florida with an aggregate of more than 830,000 square feet. The facilities are organized to focus on specific product groups, although each facility serves multiple customer groups. The Ripon plant produces our small-chassis topload washers, frontload washers, small chassis dryers and tumbler dryers. The Marianna plant produces our large-chassis washer-extractors, presses and finishing equipment. Our manufacturing plants primarily engage in fabricating, machining, painting, assembling and finishing operations. We also operate three product distribution centers in the United States, all of which we own. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand. On October 12, 2005, we announced our intention to close our Marianna, Florida facility and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 4 to the Financial Statements – “Infrequently Occurring Items.” Additionally, in November of 2005 we entered into a lease agreement related to future production space in Ripon, Wisconsin. This production space is intended primarily for the manufacture of product lines being transitioned from the Marianna, Florida facility.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components, we believe there are readily available alternative sources of raw materials from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from eight of our ten largest suppliers for at least five years.

We are committed to achieving continuous improvement in all aspects of our business in order to maintain our industry leading position. Both of our manufacturing facilities are ISO 9001 certified. ISO 9001 is a set of standards dealing with quality management systems for quality assurance in design/development, production, installation and servicing that are published by the International Standardization Organization.

Intellectual Property and Licenses

We have approximately 18 trademarks registered in the United States, which are registered in as many as 53 foreign jurisdictions as of December 2005. Our widely recognized brand names Speed Queen®, UniMac®, Huebsch®, and Ajax® are identified with and important to the sale of our products. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks. As of December 31, 2005, we recorded a reduction in the value of the Ajax trademark. For additional information regarding the Ajax trademark, see the discussion under Note 4 to the Financial Statements – “Infrequently Occurring Items” and Note 7 to the Financial Statements – “Goodwill and Other Intangibles.”

We currently hold approximately 39 United States patents. Our business is not dependent to any significant extent upon any single or related group of patents. We believe that our most significant patents are the “Conical Spring Braking Mechanism” and the “Suspension System for Automatic Washing Machine,” which patents expire in 2009 and 2011 respectively. The Company does not believe that the expiration of either of these patents will have a material adverse effect on the Company’s financial condition or its results of operations.

As part of a settlement agreement arising out of the divestiture in 1997 of a sister division, we granted Amana Company, L.P. and its affiliates (“Amana”) a license to use the Speed Queen and Horizon trademarks and trade names until 2012. Amana has a license to use the Horizon trademark in connection with an unlimited number of home-style washers and home-style dryers and the Speed Queen trademark in connection with sale of no more than 75,000 home-style washers and 75,000 home-style dryers per calendar year. Amana also has a license to use certain patents, copyrights, mask works and know-how in perpetuity for the purpose of competing in all markets. We do not believe that the use of the Speed Queen or Horizon trademarks or other intellectual property by Amana in competition with our business will have a material adverse effect on our financial condition or results of operations.

Our business is not dependent to a material degree on copyrights or trade secrets although we consider the CustomerOne™, NetMaster®, CardMate®, Wash Alert™, CARE®, and SearchIt® systems and our upgraded Micro-electronic Display Control™ to be developments that are important to our business. Other than licenses to commercially available third-party software, we do not believe our licenses to third-party intellectual property are significant to the business.

Regulations and Laws

Environmental, Health and Safety Matters

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws. In our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect our operations or facilities or increase the cost of producing, or otherwise adversely affect the demand for, our products. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances.

Certain environmental investigatory and remedial work is underway or planned at, or relating to, our Ripon, Wisconsin and Marianna, Florida manufacturing facilities. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005, the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. We currently expect to incur costs of less than $100,000 through 2007. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility. With respect to the Marianna facility, this work was conducted by a former owner of the property and had been funded through an escrow account, which has now been closed due to the completion of such work. On December 28, 2004, Florida environmental regulators issued a Conditional Site Rehabilitation Completion Order for the work being conducted by the former owner of the property. This was the last step in achieving final resolution of the Marianna, Florida remediation. The Conditional Site Rehabilitation Completion Order essentially released the facility from further obligation to conduct site rehabilitation for non-petroleum volatile organic compound contamination.

We also received an order in 1995 from the U.S. Environmental Protection Agency, or EPA, requiring participation in clean-up activities at the Marina Cliffs site in South Milwaukee, Wisconsin, the location of a former drum reconditioner. The EPA asserted that the Ripon facility was a generator of wastes that were disposed of at the Marina Cliffs site. The asserted disposal predated our and Raytheon’s ownership of the Ripon facility. We believe that the EPA also has contacted a prior owner of the facility to assert that the former owner may be liable. There is an established group of potentially responsible parties that are conducting a cleanup of the site. The group has estimated that the cleanup will cost approximately $5.0 million. The group proposed to settle their alleged claims against us, and to protect us from further liability at the site, for approximately $100,000. We declined the proposal because we believe that the Ripon facility’s prior owner, and not us, is responsible for bearing the costs of any liability related to the site. We have met with the EPA to explain our defenses to enforcement of the administrative order. We received a General Notice of Potential Liability on March 21, 2001, regarding an additional five acre parcel at the site. We were informed that Raytheon has settled this matter by paying $138,672 plus interest from October 31, 2001 in exchange for an Administrative Order from the EPA. It is our opinion that the Raytheon settlement and release in the Administrative Order resolves any liability of Raytheon’s former subsidiaries doing business in Ripon, Wisconsin, and hence any liability that may have passed to us.

Other Regulation

In addition to environmental regulation, our operations are also subject to other U.S. federal, state and local laws, including those relating to protection of public health and worker safety.

Employees

We are dependent on the continued services of our senior management team and certain other key employees. We currently have an employment agreement in place with Mr. L’Esperance, and have entered into new severance protection agreements in January of 2005 with several other members of our senior management team as discussed more fully in “ITEM 11. Executive Compensation—Employment Agreement” and “ITEM 11. Executive Compensation—Severance Protection Agreements.” We do not maintain life insurance policies with any key employees.

On December 31, 2005, we had 1,312 employees. Approximately 603 of our employees at our Wisconsin facilities are represented by The United Steel Workers of America. On September 28, 2005, the United Steel Workers of America entered into an amendment (the “Amendment”) to their existing labor contract, dated March 1, 2004 (the “Labor Contract”). The Amendment allowed changes to the tiered wage system, pension benefits and medical coverage for employees hired after January 1, 2006. The Amendment also extends the contract from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment, and contains amendments to provisions that are customary for an agreement of this type, including, among others, those related to overtime and severance pay; pension and savings plans; and life, disability, medical and dental plan coverage. The Marianna, Florida facility is not unionized. There have been no work stoppages at any of our facilities for more than 30 years. We believe that current labor relations are good, and no labor disruptions are anticipated in the foreseeable future.

ITEM 1A. RISK FACTORS

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We are highly leveraged. As of December 31, 2005, we had $327.0 million of consolidated indebtedness, excluding unused commitments under our revolving credit facility and letters of credit.

Our substantial indebtedness could have important consequences to noteholders and creditors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts, our planned expansion into the U.S. consumer laundry market and other general corporate needs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less debt;

•	subject us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including our borrowings under our Senior Credit Facility; and

•	limit our ability to borrow additional funds.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments of principal and interest with respect to our indebtedness, and to fund our planned capital expenditures, our expansion into the U.S. consumer laundry market and our research and development efforts, will depend on our ability to generate cash and on future financial results. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the Senior Credit Facility or otherwise to enable us to pay our indebtedness, including the 2005 Senior Subordinated Notes, or to fund other liquidity needs. If we fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and our lenders would have the ability to require that we immediately repay our outstanding indebtedness. If the lenders required immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We also could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. The Senior Credit Facility and our obligations under the notes will limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, the new credit facility will be secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

In addition, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including the Senior Credit Facility and the 2005 Senior Subordinated Notes, on commercially reasonable terms or at all.

Our net revenues depend on a limited number of significant customers.

Our top ten equipment customers accounted for approximately 35.6% of our 2005 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp., accounted for approximately 12.6% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from our significant customers could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to fund our financing programs to end-customers could result in the loss of sales and adversely affect our operations.

We offer an extensive financing program to end-customers, primarily laundromat owners, to assist them in their purchases of new equipment from our distributors or, in the case of route operators, from us. Typical terms include two to nine year loans with an average principal amount of approximately $67,000. We provide these financing programs through our asset backed facility, which is a four year $330.0 million revolving facility entered into by Alliance Laundry Equipment Receivables Trust 2005-A, a trust formed by Alliance Laundry Equipment Receivables 2005 LLC, one of our special purpose bankruptcy remote subsidiaries, and backed by equipment loans and trade receivables originated by us. The trust is utilized to finance both equipment loans and trade receivables. If certain limits in size of the asset backed facility are reached (either overall size or certain sublimits), additional indebtedness may be required to fund the financing programs. Our inability to incur such indebtedness to fund the financing programs or our inability to securitize such assets through off-balance sheet bankruptcy remote subsidiaries could limit our ability to provide our end-customers with financing which could result in the loss of sales and have a material adverse effect on our business, financial condition and results of operations. In addition, a significant increase in the cost of funding our financing subsidiaries could have a material adverse effect on our business, financial condition and results of operations.

Price fluctuations or shortages of raw materials and the possible loss of suppliers could adversely affect our operations.

The major raw materials and components we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. We also purchase a portion of these raw materials and component parts from foreign suppliers using foreign currency. As a result, we are subject to exchange rate fluctuations that could have a material adverse effect on our business, financial condition and results of operation. In addition, there can be no assurance that the loss of suppliers or of components would not have a material adverse effect on our business, financial condition and results of operations. We currently do not hedge commodities associated with payments for purchased raw materials and components.

We operate in a competitive market.

Within the North American stand-alone commercial laundry equipment industry, we compete with several large competitors. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of Electrolux AB products), Maytag Corporation and The Dexter Company. In multi-housing, key competitors include Maytag Corporation and Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor Corporation, American Dryer Corporation and Wascomat. There can be no assurance that significant new competitors or increased competition from existing competitors will not have a material adverse effect on our business, financial condition and results of operations. Certain of our principal competitors have greater financial resources and/or are less leveraged than us and may be better able to withstand market conditions within the commercial laundry equipment industry. There can be no assurance that we will not encounter increased competition in the future, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may face competition from companies outside of the United States that may have lower costs of production (including labor or raw materials). These companies may pass off these lower production costs as price decreases for customers and as a result, our revenues and profits could be adversely affected.

Energy efficiency and water usage standards could adversely affect our industry.

Certain of our washer products are subject to federal and state laws and regulations which pertain to energy efficiency and/or water usage. There is a federal standard for residential clothes washers. The federal government and individual U.S. states may consider and enact laws and corresponding standards which would regulate energy efficiency for certain of our commercial washers, as well as water usage standards for certain of our residential and commercial washers.

These existing laws and regulations, along with anticipated energy efficiency and water usage laws and corresponding standards, may create short term market conditions which are economically disadvantageous to us and may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the economic and political risks of selling products in foreign countries.

Sales of equipment to international customers represented approximately 16.4% of our 2005 net revenues. Demand for our products are and may be affected by economic and political conditions in each of the countries in which we sell our products and by certain other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in United States dollars), import duties, changes to import and export regulations (including quotas), possible restrictions on the transfer of funds, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws.

Changes in policies by foreign governments could result in, for example, increased duties, higher taxation, currency conversion limitations or limitations on imports or exports, any of which could have a material adverse effect on our business, financial condition and results of operations. We do not, and currently do not intend to, hedge exchange rate fluctuations between United States dollars and foreign currencies associated with payments for equipment and service parts sales.

We are dependent on key personnel.

We are dependent on the continued services and performance of our senior management team and certain other key employees, including Thomas L’Esperance, our CEO and President. Mr. L’Esperance’s employment agreement with us automatically renews for one-year periods beginning on May 4, 2005 of each year unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. The loss of any key employee could have a material adverse effect on our business, financial condition and results of operations because of their experience and knowledge of our business and customer relationships. We do not maintain life insurance policies with respect to key employees.

Adverse relations with employees could harm our business.

As of December 31, 2005, approximately 603 of our employees at our Wisconsin facilities were represented by The United Steel Workers of America. We are periodically in negotiations with The United Steel Workers of America. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved in February 2004. A contract amendment in September 2005 extended the agreement from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment. However, there can be no assurance that we can successfully maintain such employment levels or successfully negotiate a new agreement or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Beginning in June 2009, we will be unable to utilize our off-balance sheet asset backed facility. If we are unable to refinance this facility, this may have an adverse impact on our business.

Beginning in June 2009, we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we cannot assure that we will be able to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2009 could have a material adverse effect on our business, financial condition and results of operations, including our revenues and EBITDA and leverage. Gains on sales of notes receivable and other net finance program income in 2005 of approximately $9.3 million are included in commercial laundry revenue. As of December 31, 2005, the amount due to investors under our off-balance sheet asset backed facility for trade receivables and equipment notes was $36.8 million and $222.9 million, respectively. If we are unable to refinance or replace the facility, among other things, our EBITDA could decrease over time due to the loss in revenue generated by new financings and our leverage could increase as a result of having to finance accounts receivables on our balance sheet.

The controlling equityholder of our parent company could exercise its influence over us to your detriment.

OTPP controls, indirectly through ALH and Alliance Holdings, approximately 91.8% of our voting securities and has significant influence over our management and is able to determine the outcome of all matters required to be submitted to the shareholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of OTPP as an equity owner could be in conflict with interests of our noteholders or creditors. OTPP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders or creditors. In addition, certain determinations that need to be made under covenants in the Senior Credit Facility and the indenture governing the 2005 Senior Subordinated Notes (the “Notes Indenture”) will not be made by the managing member of Alliance Laundry. Instead, these decisions will be made by the board of directors of our ultimate parent company, ALH. It is not clear under either the laws of the State of Delaware or applicable federal bankruptcy law what, if any, duties the board of directors of ALH will owe to Alliance Laundry and its equity and debt holders. In the absence of any such duties, the board of directors of ALH could make determinations under the Senior Credit Facility and the Notes Indenture that are not in the best interest of our other shareholders.

The nature of our business exposes us to potential liability for environmental claims and we could be adversely affected by environmental, health and safety requirements.

We are subject to comprehensive and frequently changing federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can we predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at other properties where we or our predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or stricter interpretation of existing laws could require additional expenditures by us, some of which could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where we or our predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future, and we cannot be sure that our existing insurance or additional insurance will provide adequate coverage against potential liability resulting from any such administrative and judicial proceedings and inquiries. The aggregate amount of future clean-up costs and other environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

Certain environmental investigatory and remedial work is underway or planned at, or relating to, our Ripon, Wisconsin and Marianna, Florida manufacturing facilities. With respect to the Ripon facility, this work is being conducted by us with the support of an environmental consultant. In furtherance thereof, during 2005, the Wisconsin Department of Natural Resources requested the installation and monitoring of a ground well at the Ripon facility. We currently expect to incur costs of less than $100,000 through 2007. There can be no assurance, however, that we will not incur additional remedial costs in the future with respect to the Ripon facility. With respect to the Marianna facility, this work was conducted by a former owner of the property and had been funded through an escrow account, which has now been closed due to the completion of such work. On December 28, 2004, Florida environmental regulators issued a Conditional Site Rehabilitation Completion Order for the work being conducted by the former owner of the property. This was the last step in achieving final resolution of the Marianna, Florida remediation. The Conditional Site Rehabilitation Completion Order essentially released the facility from further obligation to conduct site rehabilitation for non-petroleum volatile organic compound contamination. There can be no assurance that significant additional costs will not be incurred by us in the future with respect to the Marianna, Ripon or other facilities.

Our operations are also subject to various hazards incidental to the manufacturing and transportation of commercial laundry equipment. These hazards can cause personal injury and damage to and destruction of property and equipment. There can be no assurance that as a result of past or future operations, there will not be claims of injury by employees or members of the public. Furthermore, we also have exposure to present and future claims with respect to worker safety, workers’ compensation and other matters. There can be no assurance as to the actual amount of these liabilities or the timing of them. Regulatory developments requiring changes in operating practices or influencing demand for, and the cost of providing, our products and services or the occurrence of material operational problems, including but not limited to the above events, may also have a material adverse effect on our business, financial condition and results of operations.

We may encounter certain risks when implementing our business strategy to expand into the U.S. consumer laundry market.

We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. Our strategy to expand in the U.S. consumer laundry market could cause us to incur unforeseen capital expenditures, divert management’s attention from our core businesses and cause us to incur losses on assets devoted to the strategy. Any failure to successfully execute this strategy could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

We may incur product liability expenses.

We are exposed to potential product liability risks that arise from the sales of our products. In addition to direct expenditures for damages, settlements and defense costs, there is a possibility of adverse publicity as a result of product liability claims. We can not be sure that our existing insurance or any additional insurance will provide adequate coverage against potential liabilities and any such liabilities could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

We are subject to risks of future legal proceedings.

At any given time, we are a defendant in various legal proceedings and litigation arising in the ordinary course of business. Although we maintain insurance policies, we can make no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices or at all. A significant judgment against us, the loss of a significant permit or other approval or the imposition of a significant fine or penalty could have a material adverse effect on our business, financial condition and future prospects.

Interest rate fluctuations could have an adverse effect on our revenues and financial results.

We are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our fixed rate debt, including the notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations including, upon consummation of the Transactions, obligations outstanding under the new credit facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity. See ITEM 7A, Quantitative and Qualitative Disclosures About Market Risk for an additional discussion of such market risks.

ITEM 2. PROPERTIES

The following table provides certain information regarding our significant facilities as of December 31, 2005:

Location	Function/Products	Approximate Square Feet	Owned/ Leased
Production Facilities
Ripon, WI	Manufacture small washers and dryers, and tumbler dryers	572,900	Owned
Marianna, FL	Manufacture washer-extractors, presses and finishing equipment	259,200	Owned	[1,3]
Ripon, WI	Future production space for washer- extractor production	134,900	Leased	[2]

	Subtotal	967,000

Regional Distribution Centers
Ripon, WI	Washers, dryers, tumbler dryers	147,500	Owned
Marianna, FL	Washer-extractors, presses and finishing equipment	33,000	Owned	[1,3]
Ripon, WI	Service parts	60,800	Owned

	Subtotal	241,300

Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	43,100	Owned

	Subtotal	108,800

	Total	1,317,100

1	We own the Marianna buildings, but we lease the land from the city of Marianna through February 28, 2015 at a current annual lease cost of $14,246 per year.
2	On November 11, 2005 Alliance Laundry Systems LLC (the “Company”) entered into a lease agreement for this manufacturing space. The Lease term is seven years and two months beginning on January 1, 2006 with an option to extend for five years and an additional option to extend for three years.
3	The Marianna facilities are scheduled to close in 2006 upon the transition of product lines to Ripon, Wisconsin. For additional information about the Marianna, Florida facility closure, see the discussion under Note 4 to the Financial Statements – “Infrequently Occurring Items.”

On October 12, 2005, we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The Company expects to complete the facility closure and transition by the end of 2006. We believe existing manufacturing facilities provide, and after the closure of the Facility will provide, adequate production capacity to meet product demand.

ITEM 3. LEGAL PROCEEDINGS

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising under these claims and legal proceedings will not have a material adverse effect on our business, financial condition and results of operations after giving effect to provisions already recorded.

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, or ALSA, a foreign subsidiary of Alliance Laundry Systems LLC. In July 2003, we entered into a Settlement, Release, Discharge and Indemnification Agreement with Mr. Lopez. Pursuant to this agreement, we paid Mr. Lopez $736,440 on August 6, 2003 and agreed to deliver commercial laundry equipment, up to a cost to us of $60,000 to Mr. Lopez. In consideration for such payment and delivery of equipment, Mr. Lopez released and permanently discharged and waived any claims or rights of any nature whatsoever against us. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the second quarter of our 2003 consolidated financial statements.

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. (“Imonex”) for patent infringement, arising from a coin selector, the “W2000,” which was a component supplied by our vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), and which was used in certain of our products. Münzprüfer indemnified us and agreed to pay, and has paid for, our representation in this matter. A final judgment, including attorney fees and interest, totaling $1,289,469 was awarded to Imonex and was satisfied in September 2005.

Pursuant to an agreement with Münzprüfer relating to its indemnification obligations to us in connection with this matter, $796,564 of the $1,289,469 final award was paid by Münzprüfer on behalf of the Company, with the remaining award of $492,905 paid directly by the Company. Münzprüfer has further agreed that $464,000 of the amount paid by the Company will be repaid by Münzprüfer to the Company over a five (5) year period.

In accordance with GAAP, as a judgment had been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our estimated liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. During 2005, the receivable from Münzprüfer was adjusted to $464,000 and the estimated amount payable to Imonex was eliminated. Additionally, in 2005, we applied a $69,407 discount to the receivable balance, with a corresponding charge to interest expense.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of the common equity of each of Alliance Laundry Systems LLC, Alliance Laundry Holdings LLC and Alliance Laundry Corporation as of March 9, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor), December 31, 2003 (Predecessor), December 31, 2002 (Predecessor) and December 31, 2001 (Predecessor). Alliance Laundry is a wholly-owned subsidiary of Alliance Holdings. Because Alliance Holdings is a holding company with no operating activities and provides certain guarantees, the financial information presented herein represents consolidated financial information of Alliance Holdings, rather than consolidated financial information of Alliance Laundry. The summary historical consolidated financial data for the successor and predecessor periods presented were derived from our audited consolidated financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and the notes related thereto of Alliance included elsewhere in this Annual Report.

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2004	2003	2002	2001
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	(in thousands)
Statements of income (loss) data:
Net revenues	$296,645	$20,683	$280,987	$267,607	$255,177	$254,016
Cost of sales	225,706	15,585	199,010	188,979	179,047	188,982

Gross profit	70,939	5,098	81,977	78,628	76,130	65,034

Selling, general and administrative expenses	38,632	3,829	39,879	33,599	30,065	28,732
Securitization and other costs	10,009	—	—	—	10,920	—
Transaction costs associated with sale of business	—	18,790	—	—	—	—

Total operating expenses	48,641	22,619	39,879	33,599	40,985	28,732

Operating (loss) income	22,298	(17,521)	42,098	45,029	35,145	36,302

Interest expense	24,117	995	25,439	28,258	28,341	33,538
Loss from early extinguishment of debt	—	9,867	—	—	2,004	—
Costs related to abandoned public offerings	—	—	4,823	—	3,409	—
Other income (expense), net	—	—	—	(797)	—	—

(Loss) income before taxes	(1,819)	(28,383)	11,836	15,974	1,391	2,764
Provision (benefit) for income taxes	(1,158)	9	71	55	56	34

Net (loss) income before cumulative effect of accounting change	(661)	(28,392)	11,765	15,919	1,335	2,730
Cumulative effect of change in accounting principle	—	—	—	—	—	2,043

Net (loss) income	$(661)	$(28,392)	$11,765	$15,919	$1,335	$687

Cash flow data:
Net cash provided by (used in) operating activities	$6,628	$(6,619)	$34,880	$30,393	$22,775	$21,338
Net cash (used in) investing activities	(4,225)	(188)	(4,101)	(3,590)	(2,563)	(4,964)
Net cash (used in) financing activities	(1,922)	(70)	(27,245)	(26,205)	(18,532)	(15,806)

Other data:
Capital expenditures	$4,229	$188	$4,166	$3,600	$2,652	$5,152
Ratio of earnings to fixed charges(1)	—	—	1.5	1.6	1.0	1.1
EBITDA(2)	$40,427	$(26,862)	$45,085	$53,101	$40,518	$50,608

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31,
			2004	2003	2002	2001
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
	(in thousands)
Reconciliation: EBITDA
Net (loss) income	$(661)	$(28,392)	$11,765	$15,919	$1,335	$687
Cumulative effect of change in accounting principle	—	—	—	—	—	2,043
Provision (benefit) for income taxes	(1,158)	9	71	55	56	34

(Loss) income before income taxes	(1,819)	(28,383)	11,836	15,974	1,391	2,764

Adjustments:
Interest expense	24,117	995	25,439	28,258	28,341	33,538
Depreciation and amortization(3)	20,187	526	9,695	10,886	13,293	17,026
Non-cash interest expense included in amortization above(4)	(2,058)	—	(1,885)	(2,017)	(2,507)	(2,720)

EBITDA	$40,427	$(26,862)	$45,085	$53,101	$40,518	$50,608

	Year Ended December 31,
	2005	2004	2003	2002	2001
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
	(in thousands)
Balance sheet data:
Total current assets	$68,330	$64,410	$60,996	$59,472	$56,493
Total current liabilities	34,366	48,372	42,977	45,406	33,945
Working capital(5)	33,964	16,038	18,019	14,066	22,548
Total assets	463,459	184,016	190,639	197,295	203,771
Long-term debt (including current portion)	326,336	269,559	292,199	314,577	323,564
Long-term obligations(6)	335,260	282,777	304,690	328,600	331,246

(1)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense deemed to be attributable to interest. In 2005, the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been less than $1.8 million. In 2005, the Predecessor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $28.4 million. The ratio of earnings to fixed charges is not shown for the combined period as the information would not be meaningful.

(2)	“EBITDA,” as presented, represents net income before income taxes plus depreciation, amortization (including non-cash interest expense related to amortization of debt issuance costs) and cash interest expense as well as non-cash interest expense on the Predecessor junior subordinated promissory notes. Interest accrued on the Predecessor junior subordinated promissory notes was accumulated annually and was repaid in connection with the consummation of the Transactions. Based on our industry and debt financing experience, we believe that EBITDA is customarily used to provide useful information regarding a Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, adjusted for certain non-recurring and non-cash items and as defined in the Senior Credit Facility and the Notes Indenture, is also used to determine our compliance with key financial covenants under the Senior Credit Facility and the Notes Indenture, which, among other things, impacts the amount of indebtedness we are permitted to incur. Our use of EBITDA, however, should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of our operating results, and cash flows, as a measure of our liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.
(3)	Amortization expense for 2001 includes goodwill amortization of $2.0 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortization of the goodwill balance as of December 31, 2001.
(4)	Amortization of deferred financing costs which are a component of interest expense are reflected in depreciation and amortization amounts above.
(5)	Working capital resources represents total current assets less total current liabilities.
(6)	Long-term obligations includes long-term debt, current portion of long-term debt, other long term liabilities and the Predecessor mandatorily redeemable preferred units.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen, UniMac, Huebsch, and Ajax, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons and (iv) drycleaners.

The North American stand-alone commercial laundry equipment industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. With economic conditions having limited effect on the frequency of use, and therefore the useful life of laundry equipment, industry revenues have been relatively stable over time. Similarly, with a majority of our revenues generated by recurring sales of replacement equipment and service parts, we have experienced stable revenues even during economic slowdowns.

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2005, our net revenues from the sale of commercial laundry equipment were approximately $268.3 million, which comprised over 84% of our total net revenues. The other main component of our revenues is the sale of high margin service parts. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In 2005, our net revenues from the sale of service parts were approximately $40.5 million, almost 13% of our total net revenues. In addition to commercial laundry equipment and service parts, we re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. In 2005, our net revenues from the sale of consumer laundry equipment were approximately $8.5 million, which comprised approximately 2.7% of our total net revenues.

We have achieved steady revenues by building an extensive and loyal distribution network for our products, establishing a significant installed base of units and developing and offering a full innovative product line. As a result of our large installed base, a significant majority of our revenue is attributable to replacement sales of equipment and service parts.

We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups that purchase commercial laundry equipment. We anticipate growth in demand for commercial laundry equipment in international markets as well, especially in developing countries where laundry processing has historically been far less sophisticated than in North America. In addition, customers are increasingly trading up to equipment with enhanced functionality, thereby raising average selling prices. Customers are also moving towards equipment with increased water and energy efficiency as the result of government and consumer pressure and a focus on operating costs.

Recent Developments. On October 12, 2005, we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. We expect to complete the facility closure and consolidation by the end of the third quarter of 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies will be gained with the consolidation of the design and manufacturing of all of our product lines within our Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 4 to the Financial Statements – “Infrequently Occurring Items.”

The Acquisition. On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board, or OTPP, acquired 100% of the outstanding equity interests in Alliance Holdings for aggregate consideration of approximately $466.3 million. In connection with such acquisition, the members of our senior management acquired approximately $7.6 million of newly issued shares of common stock of ALH, and our other management employees acquired approximately $2.0 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to a management share offering. A portion of the aggregate acquisition consideration was used to repay our then existing indebtedness, redeem our then outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to Alliance Holdings’ former equity holders. The Acquisition was financed with approximately $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash.

As a result of the Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings, all of the equity interests of Alliance Holdings are owned by ALH and approximately 91.8% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is held by management.

In connection with the closing of the Acquisition, we consummated the following financing transactions:

•	the closing of the issuance of $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013, which we refer to as the “2005 Senior Subordinated Notes.” The proceeds from the 2005 Senior Subordinated Notes offering were $149.3 million;

•	the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility; and

•	the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 1998 Senior Subordinated Notes. We redeemed the approximately 5.10% of the total principal amount of the 1998 Senior Subordinated Notes that remained outstanding after the consummation of the tender offer in accordance with the indenture governing such notes.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments around uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. We believe that our critical accounting policies, involving significant estimates, uncertainties and susceptibility to change, include the following:

Revenue Recognition. Revenue from product sales is recognized by us when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and ownership has transferred to the customer; (iii) the price to the customer is fixed or determinable; and (iv) collectibility is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us. In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

We sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved.

Inventories. We value inventories at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Our policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write-down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Notes and Accounts Receivable. We value notes receivable not sold and accounts receivable net of allowances for uncollectible accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds. However, the ultimate collectibility of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning. Balances are written off after all collection efforts have been exhausted.

Retained Interests in Securitized Notes Receivable. We value retained beneficial interests in notes receivable sold to our off-balance sheet special-purpose entity based upon the present value of expected future cash flows to be received on the residual portion of cash flows on the notes, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates. Unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest. Note 5 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain valuation assumptions.

Employee Pensions. We sponsor a defined benefit pension plan covering the majority of our employees. Generally accepted accounting principles require us to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plan. Such assumptions include discount rate, expected rate of return on plan assets, compensation increases and employee turnover rates. These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions. For purposes of determining our pension expense for 2006, the discount rate and expected rate of return on plan assets have been reduced to 5.50% and 8.50%, respectively.

Further, generally accepted accounting principles require the recognition of a minimum pension liability and in certain circumstances an adjustment to member(s) equity (deficit) when the fair market value of year-end pension assets are less than the accumulated benefit obligation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

As a result of the Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2005. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2005 in comparison with the twelve months ended December 31, 2004, we have presented and discussed below our Predecessor results and our Successor results on an unaudited, combined basis under “Combined”. The Combined results represent the January 1, 2005 through January 27, 2005 Predecessor period added to the January 28, 2005 through December 31, 2005 Successor period. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2005	2004	2003
	Successor	Predecessor	Combined	Predecessor	Predecessor
	(unaudited)
Net revenues	$296,645	$20,683	$317,328	$280,987	$267,607
Cost of sales	225,706	15,585	241,291	199,010	188,979

Gross profit	70,939	5,098	76,037	81,977	78,628

Selling, general and administrative expense	38,632	3,829	42,461	39,879	33,599
Securitization and other costs	10,009	—	10,009	—	—
Transaction costs associated with sale of business	—	18,790	18,790	—	—

Total operating expense	48,641	22,619	71,260	39,879	33,599

Operating income (loss)	22,298	(17,521)	4,777	42,098	45,029

Interest expense	24,117	995	25,112	25,439	28,258
Loss from early extinguishment of debt	—	9,867	9,867	—	—
Costs related to abandoned public offerings	—	—	—	4,823	—
Other income (expense), net	—	—	—	—	(797)

(Loss) income before taxes	(1,819)	(28,383)	(30,202)	11,836	15,974
Provision (benefit) for income taxes	(1,158)	9	(1,149)	71	55

Net (loss) income	$(661)	$(28,392)	$(29,053)	$11,765	$15,919

The following table provides our historical net revenues for the periods indicated:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2005	2004	2003
	Successor	Predecessor	Combined	Predecessor	Predecessor
			(unaudited)
	(dollars in millions)
Commercial laundry	$251.0	$17.3	$268.3	$239.2	$230.7
Consumer laundry	8.3	0.2	8.5	3.6	—
Service parts	37.3	3.2	40.5	38.2	36.9

	$296.6	$20.7	$317.3	$281.0	$267.6

The following table provides certain condensed historical financial data expressed as a percentage of net revenues for each of the periods indicated:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2005	2004	2003
	Successor	Predecessor	Combined	Predecessor	Predecessor
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1%	75.4%	76.0%	70.8%	70.6%
Gross profit	23.9%	24.6%	24.0%	29.2%	29.4%
Selling, general and administrative expense	13.0%	18.5%	13.4%	14.2%	12.6%
Securitization and other costs	3.4%	0.0%	3.2%	0.0%	0.0%
Transaction costs associated with sale of business	0.0%	90.8%	5.9%	0.0%	0.0%
Operating income (loss)	7.5%	-84.7%	1.5%	15.0%	16.8%
Net (loss) income	-0.2%	-137.3%	-9.2%	4.2%	5.9%

Below is a reconciliation of certain items of the consolidated statements of cash flows for the periods presented (in thousands):

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2005	2004	2003
	Successor	Predecessor	Combined	Predecessor	Predecessor
	(unaudited)
	(dollars in thousands)
Net cash (used in) provided by operations	$26,616	$(20,675)	$5,941	$31,496	$32,128
Net cash (used for) provided by working capital	(19,988)	14,056	(5,932)	3,384	(1,735)

Net cash (used in) provided by operating activities	$6,628	$(6,619)	$9	$34,880	$30,393

Cash flows from investing activities:
Additions to property, plant and equipment	$(4,229)	$(188)	$(4,417)	$(4,166)	$(3,600)
Proceeds on disposal of property, plant and equipment	4	—	4	65	10

Net cash used in investing activities	$(4,225)	$(188)	$(4,413)	$(4,101)	$(3,590)

Cash flows from financing activities:
Principal payments on long-term debt	$(23,000)	$1	$(22,999)	$(27,245)	$(26,237)
Proceeds from senior term loan	200,000	—	200,000	—	—
Proceeds from senior subordinate notes	149,250	—	149,250	—	—
Repayment of long-term debt	(275,920)	—	(275,920)	—	—
Contribution from member	117,000	—	117,000	—	—
Distribution to old unitholders	(154,658)	—	(154,658)	—	—
Debt financing costs	(13,230)	—	(13,230)	—	—
Cash paid for capitalized offering related costs	(1,364)	—	(1,364)	—	—
Net proceeds - management note	—	(71)	(71)	—	—
Repayment of management note	—	—	—	—	32

Net cash used in financing activities	$(1,922)	$(70)	$(1,992)	$(27,245)	$(26,205)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues. Net revenues for the year ended December 31, 2005 increased $36.3 million, or 12.9%, to $317.3 million from $281.0 million for the year ended December 31, 2004. This increase was primarily attributable to higher commercial laundry revenue of $29.1 million, higher service parts revenue of $2.3 million and higher consumer laundry revenue of $4.9 million. The increase in commercial laundry revenue was due primarily to higher North American equipment revenue of $15.1 million, higher international revenue of $10.7 million and higher earnings from our off-balance sheet equipment financing program of $3.2 million. The increase in North American equipment revenue was primarily due to higher revenue from coin operated laundry customers and on-premise laundries, partially offset by lower revenue from drycleaners. Revenue from international customers was higher in Asia, Europe, Middle Eastern countries, Africa and Latin America. Our off-balance sheet equipment financing program earnings were higher due to an increase in notes sold and due to adjustments of beneficial interests to their respective fair market values. The increase in consumer laundry revenue resulted from our re-entry into this marketplace, following the expiration of a non-compete agreement in late 2004.

Gross Profit. Gross profit for the year ended December 31, 2005 decreased $6.0 million, or 7.2%, to $76.0 million from $82.0 million for the year ended December 31, 2004. This decrease was primarily attributable to the amortization of $6.2 million related to an inventory step-up to fair market value recorded on the Acquisition date, higher depreciation expense of $6.0 million driven by the Acquisition asset write-up to fair market value which totaled $5.0 million and accelerated depreciation related to the planned closure of the Marianna, Florida manufacturing facility of $1.0 million, and material cost increases of approximately $13.0 million, mostly related to steel cost increases. These cost increases as compared to the prior year were mostly offset by price increases, margins associated with higher sales volumes and the higher earnings from our off-balance sheet equipment financing program. The inventory step-up to fair market value is fully amortized at December 31, 2005. Gross profit as a percentage of net revenues decreased to 24.0% for the year ended December 31, 2005 from 29.2% for the year ended December 31, 2004, primarily as a result of the amortization associated with the inventory, the higher depreciation expense and lower contribution margins associated with consumer laundry products.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2005 increased $2.6 million, or 6.5%, to $42.5 million from $39.9 million for the year ended December 31, 2004. The increase in selling, general and administrative expense was primarily due to $3.8 million of increased amortization expenses driven primarily by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network, $1.1 million of costs related to a retention program for key executives, $0.6 million of legal costs relating to business development initiatives and $0.4 million of costs associated with the transition of Marianna, Florida products to Ripon, Wisconsin. Additionally, sales expenses increased $0.9 million as a result of bonuses related to the higher sales volumes and higher trade show costs. These increases were partially offset by $3.4 million of lower non-cash incentive compensation relating to incentive units and stock option programs and lower pension expense of $0.6 million. Selling, general and administrative expenses as a percentage of net revenues decreased to 13.4% for the year ended December 31, 2005 from 14.2% for the year ended December 31, 2004.

Securitization and Other Costs. Securitization and other costs for the year ended December 31, 2005 were $10.0 million, with no similar costs in 2004. These costs are comprised of $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, a $1.7 million impairment charge related to the Ajax trademark and $0.2 million related to Marianna plant closure costs. Securitization and other costs as a percentage of net revenues was 3.2% for the year ended December 31, 2005.

Transaction Costs Associated With Sale of Business. Transaction costs associated with the sale of the business for the year ended December 31, 2005 were $18.8 million, with no similar costs in 2004. These costs are comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 5.9% for the year ended December 31, 2005.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2005 decreased $37.3 million to $4.8 million from $42.1 million for the year ended December 31, 2004. Operating income as a percentage of net revenues decreased to 1.5% for the year ended December 31, 2005 from 15.0% for the year ended December 31, 2004.

Interest Expense. Interest expense for the year ended December 31, 2005 decreased $0.3 million, or 1.2%, to $25.1 million from $25.4 million for the year ended December 31, 2004. Interest expense in

2005 includes a favorable non-cash adjustment of $1.1 million to reflect adjustments in the fair values of an interest rate swap agreement. Interest expense in 2004 included a favorable non-cash adjustment of $0.2 million to reflect adjustments in the fair values of an interest rate swap agreement.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt for the year ended December 31, 2005 was $9.9 million, with no similar costs in 2004. These costs include the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of tender and call premium costs associated with redeeming the 1998 Senior Subordinated Notes. Loss on early extinguishment of debt expense as a percentage of net revenues was 3.1% for the year ended December 31, 2005.

Costs Related to Abandoned Public Offerings. Costs related to abandoned public offerings for the year ended December 31, 2004 were $4.8 million with no similar costs in 2005. During 2004, we pursued an initial public offering of Income Deposit Securities for which we incurred offering related expenses and for which we capitalized debt and offering related costs totaling $4.8 million. In the fourth quarter of 2004, this public offering was abandoned and all related capitalized costs were expensed at that time.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2005 was $1.1 million, with no similar benefit for the year ended December 31, 2004. Prior to January 28, 2005, we did not provide for U.S. federal income taxes or tax benefits as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2005 decreased $40.9 million to a loss of $29.1 million as compared to income of $11.8 million for the year ended December 31, 2004. Net income as a percentage of net revenues decreased to negative 9.2% for the year ended December 31, 2005 from 4.2% for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues. Net revenues for the year ended December 31, 2004 increased $13.4 million, or 5.1%, to $281.0 million from $267.6 million for the year ended December 31, 2003. This increase was primarily attributable to higher commercial laundry revenue of $8.6 million, higher service parts revenue of $1.3 million and higher consumer laundry revenue of $3.6 million. The increase in commercial laundry revenue was due primarily to higher international revenue of $7.3 million and higher North American equipment revenue of $1.5 million, which were partly offset by lower earnings from our off-balance sheet equipment financing program of $0.2 million. Revenue from international customers was higher in the Middle East, Africa, Asia and Europe and was driven by favorable selling prices resulting from the weaker United States dollar. The increase in consumer laundry resulted from our re-entry into this marketplace, following the expiration of a non-compete agreement in late 2004. The increase in North American equipment revenue was primarily due to higher revenue from on-premise laundries and drycleaners, partially offset by lower revenue from multi-housing laundries and laundromats.

Gross Profit. Gross profit for the year ended December 31, 2004 increased $3.4 million, or 4.3%, to $82.0 million from $78.6 million for the year ended December 31, 2003. This increase was primarily attributable to margins associated with higher product sales volume, a price increase and lower depreciation expense of $1.1 million, which were partially offset by steel cost increases, higher nickel and chrome surcharges of $4.8 million related to stainless steel purchases and higher employee medical expenses of $1.1 million. Gross profit was not affected to the full extent of recent steel market conditions as we have steel purchase agreements in place. When these agreements expire in early 2005, we will be subject to prevailing steel prices at that time. As a result of the recent escalation in the cost of steel and the negative impact from nickel and chrome surcharges related to stainless steel purchases, we published a price increase, effective on December 1, 2004, which is expected to offset anticipated steel cost increases. Gross profit as a percentage of net revenues decreased to 29.2% for the year ended December 31, 2004 from 29.4% for the year ended December 31, 2003, primarily as a result of the increases in steel related components and medical expense increases.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2004 increased $6.2 million, or 18.7%, to $39.8 million from $33.6 million for the year ended December 31, 2003. The increase in selling, general and administrative expenses was primarily due to recognition of $5.6 million of non-cash compensation expense related to incentive units issued to our executives in 1998 and 2003, higher sales and marketing expenses of $1.2 million and higher independent development costs of $0.4 million, which were partially offset by lower pension expense of $1.0 million. Selling, general and administrative expenses as a percentage of net revenues increased to 14.2% for the year ended December 31, 2004 from 12.6% for the year ended December 31, 2003.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2004 decreased $3.0 million, or 6.5%, to $42.1 million from $45.1 million for the year ended December 31, 2003. Operating income as a percentage of net revenues decreased to 15.0% for the year ended December 31, 2004 from 16.8% for the year ended December 31, 2003.

Interest Expense. Interest expense for the year ended December 31, 2004 decreased $2.9 million, or 10.0%, to $25.4 million from $28.3 million for the year ended December 31, 2003. Interest expense in 2004 includes a favorable non-cash adjustment of $0.2 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense in 2003 included an unfavorable non-cash adjustment of $1.4 million to reflect changes in the fair values of an interest rate swap agreement. Interest expense was also lower in 2004 as a result of lower interest rates and a reduction in total debt outstanding of $45.0 million, or 14.3% since December of 2002.

Costs Related to Abandoned Public Offerings. Costs related to abandoned public offerings for the year ended December 31, 2004 were $4.8 million with no similar costs in the prior year. During 2004, we pursued an initial public offering of Income Deposit Securities for which we incurred offering related expenses and for which we capitalized debt and offering related costs totaling $4.8 million. As a result of abandoning the Income Deposit Securities offering, we have written off all related capitalized costs in 2004.

Other Income (Expense), Net. Other expense for the year ended December 31, 2003 was $0.8 million with no similar expense in 2004. The 2003 other expense is comprised of costs associated with the settlement of a lawsuit against a former subsidiary in Argentina.

Net Income. As a result of the aforementioned, net income for the year ended December 31, 2004 decreased $4.1 million to $11.8 million as compared to $15.9 million for the year ended December 31, 2003. Net income as a percentage of net revenues decreased to 4.2% for the year ended December 31, 2004 from 5.9% for the year ended December 31, 2003.

Liquidity and Capital Resources

In connection with the consummation of the January 27, 2005 Transactions, we refinanced substantially all of our indebtedness, which included the refinancing of our amended and restated credit agreement dated as of August 2, 2002 (the “2002 Senior Credit Facility”) and the 1998 Senior Subordinated Notes, with borrowings under our Senior Credit Facility and the proceeds of the offering of the 2005 Senior Subordinated Notes.

Senior Credit Facility. The Senior Credit Facility is comprised of a senior secured revolving credit facility in a total principal amount of up to $50.0 million (less the then outstanding letters of credit), which we refer to as the “Revolving Credit Facility,” and a senior secured term loan facility in an aggregate principal amount of $200.0 million, which we refer to as the “Term Loan Facility.” The Revolving Credit Facility has a six-year maturity and the Term Loan Facility has a seven-year maturity. We expect to use borrowings under the Revolving Credit Facility for general corporate purposes, including working capital, capital expenditures and letters of credit. We used borrowings under the Term Loan Facility together with proceeds from the offering of the 2005 Senior Subordinated Notes to pay the adjusted equity purchase price under the Acquisition, to repay outstanding debt, including the 2002 Senior Credit Facility, 1998 Senior Subordinated Notes, junior subordinated promissory notes, unreturned capital on certain preferred units, and to pay fees and expenses related to the Financing Transactions.

The Senior Credit Facility requires that we meet certain financial tests including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio. For the year ended December 31, 2005, the Senior Credit Facility allowed us to incur a maximum ratio of consolidated debt to Adjusted EBITDA (the “Consolidated Leverage Ratio” as defined by the Senior Credit Facility) of 6.50. For the year ended December 31, 2005, the Senior Credit Facility requires us to have a minimum ratio of Adjusted EBITDA to consolidated interest ( the “Consolidated Interest Coverage Ratio” as defined by the Senior Credit Facility) of 1.75. We were in compliance with these and all other debt related covenants set forth in the Senior Credit Facility as of December 31, 2005, the latest measurement date. The maximum Consolidated Leverage Ratio and the minimum Consolidated Interest Coverage Ratio as set forth in the Senior Credit Facility for the period ending December 31, 2006 are 5.75 and 2.00, respectively.

The Senior Credit Facility contains covenants and restrictions including, among others, limitations or prohibitions on capital expenditures and acquisitions, declaring and paying dividends and other distributions, redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, guarantees, recapitalizations, mergers, asset sales and transactions with affiliates. The occurrence of any default of these covenants could result in acceleration of any outstanding principal balances under the Senior Credit Facility (approximately $177.0 million as of December 31, 2005) and foreclosure on the collateral securing such obligations. Further, such acceleration would constitute an event of default under the indenture governing the 2005 Senior Subordinated Notes.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

The Senior Credit Facility requires mandatory prepayments for certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

2005 Senior Subordinated Notes. As part of the Financing Transactions, we offered and sold $150.0 million of 2005 Senior Subordinated Notes and received proceeds of approximately $149.3 million. The indenture governing the 2005 Senior Subordinated Notes (the “Notes Indenture”), among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. The occurrence of an event of default under the Notes Indenture covenants could result in an acceleration of the principal amount of the 2005 Senior Subordinated Notes of approximately $150.0 million, plus any other amounts due under the Notes Indenture.

Securitization Programs. On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2005, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $222.9 million.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants, and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

We have structured our Asset Backed Facility, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

The Asset Backed Facility replaces a similar facility previously maintained with CDC Financial Products, Inc., Bear, Stearns & Co., Inc. and Altamira Funding, LLC (the “ALERT 2002A Facility”). In connection with the establishment of the Asset Backed Facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2002A Facility to the Asset Backed Facility.

Trends, Demands, Commitments, Events and Uncertainties. After the Acquisition, our principal sources of liquidity are cash flows generated from operations and borrowings under our $50.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures, restructure operations and provide working capital. We expect that capital expenditures in 2006 will not exceed $7.0 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and 2005 Senior Subordinated Notes.

Our ability to make scheduled payments of principal or to refinance our indebtedness, or to pay the interest or liquidated damages, if any thereon, or to fund planned capital expenditures, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

At December 31, 2005 we had outstanding debt of $177.0 million under the Senior Credit Facility and $150.0 million of 2005 Senior Subordinated Notes. At December 31, 2005, there were no borrowings under our revolving credit facility. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $30.2 million at December 31, 2005. At December 31, 2005, we had $19.8 million of our existing $50.0 million revolving credit facility available subject to certain limitations under our Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA (as defined by the Senior Credit Facility), we could have borrowed $19.8 million at December 31, 2005 in additional indebtedness under the revolving credit facility.

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to the scheduled payments of $1.5 million and $21.5 million of voluntary prepayments made through December 31, 2005, are as follows:

Year	Amount Due
(Dollars in
millions)
2006	$—
2007	1.8
2008	1.8
2009	1.8
2010	1.8
Thereafter	319.8

EBITDA and Adjusted EBITDA. We have presented EBITDA below and Adjusted EBITDA below because certain covenants in the Notes Indenture governing our 2005 Senior Subordinated Notes are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization, and “Adjusted EBITDA” is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges which are further defined in the Notes Indenture. EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that EBITDA and Adjusted EBITDA are customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA and Adjusted EBITDA are defined in the Notes Indenture in a manner which is identical to the definition of EBITDA and Adjusted EBITDA in our Senior Credit Facility under which we are required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA and a minimum interest coverage ratio. The Notes Indenture governing our 2005 Senior Subordinated Notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

The following is a reconciliation from Net Income to EBITDA and EBITDA to Adjusted EBITDA for the periods presented:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2005	2004	2003
	Successor	Predecessor	Combined	Predecessor	Predecessor
			(unaudited)
	(dollars in thousands)
Net (loss) income	$(661)	$(28,392)	$(29,053)	$11,765	$15,919
Cumulative effect of change in accounting principle	—	—	—	—	—
Provision (benefit) for income taxes	(1,158)	9	(1,149)	71	55

Net (loss) income before income taxes	(1,819)	(28,383)	(30,202)	11,836	15,974

Adjustments:
Interest expense	24,117	995	25,112	25,439	28,258
Depreciation and amortization (a)	20,187	526	20,713	9,695	10,886
Non-cash interest expense included in amortization above	(2,058)	—	(2,058)	(1,885)	(2,017)

EBITDA	$40,427	$(26,862)	$13,565	$45,085	$53,101

Adjustments:
Finance program adjustments (b)	$(1,879)	$31	$(1,848)	$2,980	$3,396
Other non-recurring charges (c)	9,734	28,657	38,391	4,823	797
Other non-cash charges (d)	9,133	1,089	10,222	5,579	—
Management fees paid to affiliates of Bain	—	83	83	1,033	1,020

Adjusted EBITDA	$57,415	$2,998	$60,413	$59,500	$58,314

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to a qualified special-purpose bankruptcy remote entity. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges include executive retention costs included in administrative expenses and infrequently occurring items, as are allowed based on the Notes Indenture, as follows:

•	Other non-recurring charges in 2003 relate to $0.8 million of costs associated with the settlement of a lawsuit against a former subsidiary in Argentina.

•	Other non-recurring charges in 2004 relate to expenses associated with a proposed initial public offering of Income Deposit Securities (“IDS”). In connection with the proposed IDS offering, as of December 31, 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income. In addition we had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004, we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs in 2004.

•	Other non-recurring charges for the period from January 1, 2005 through January 27, 2005 relate to seller transaction costs of $18.8 million incurred as part of the business sale and a loss on the early extinguishment of debt of $9.9 million. The seller transaction costs are primarily comprised of transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, Bain and BRS advisory fees of $6.8 million and a management sale bonus of $6.2 million. The loss on early extinguishment of debt includes the write-off of $5.8 million of unamortized deferred financing costs associated with pre-Acquisition debt, which was paid off as of the Acquisition date and $4.1 million of tender and call premium costs associated with redeeming the 1998 Senior Subordinated Notes.

•	Other non-recurring charges for the period from January 28, 2005 through December 31, 2005 relate to $8.1 million of costs associated with establishing a new asset backed facility for the sale of equipment notes and trade receivables, a periodic accrual of $1.1 million under a one time retention bonus agreement and $0.5 million of expenses relate to the closure and transition of the Marianna, Florida facility. The retention bonus agreements were entered into with certain Company executives concurrent with the Acquisition and entitle the executive to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable upon the two year anniversary of the sale date under these agreements is approximately $2.3 million.

(d)	Other non-cash charges are described as follows:

•	Other non-cash charges in 2004 relate to $5.6 million of non-cash executive unit compensation associated with incentive units issued to our executives in 1998 and 2003.

•	Non-cash charges for the period from January 1, 2005 through January 27, 2005 relate to non-cash incentive compensation expense resulting from the acceleration of vesting for incentive units at the date of the Acquisition. These incentive units were issued to our executives in 1998 and 2003.

•	Non-cash charges for the period from January 28, 2005 through December 31, 2005 relate to $6.2 million associated with the inventory step-up to fair market value recorded at the Acquisition date, $1.7 million for an impairment charge related to the Ajax trademark and $1.1 million of non-cash incentive compensation expense resulting from an increase in value and additional vesting of stock options granted to certain of the Company’s executive officers in 2005.

Off-Balance Sheet Arrangements

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a $330.0 million ABS Funding Facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. Pursuant to a Purchase Agreement, dated June 28, 2005, between Alliance Laundry, as seller, and ALER, as buyer, Alliance Laundry will sell or contribute all of the trade receivables and certain of the equipment loans that it originates to ALER 2005. Immediately thereafter, pursuant to a Pooling and Servicing Agreement, dated June 28, 2005, ALER 2005 will sell such trade receivables and equipment loans to ALERT 2005A. ALERT 2005A will finance the acquisition of the trade receivables and equipment loans through borrowings under variable funding notes (the “Notes”) issued to the lenders under the Asset Backed Facility (which lenders shall initially be certain affiliates of IXIS Financial Products Inc. and Lehman Brothers Holdings Inc.

(collectively, the “Initial Lenders”)), pursuant to a master indenture, dated June 28, 2005 (the “Indenture”). The Bank of New York will act as indenture trustee under the Indenture. The Notes will be secured by all of the assets of ALERT 2005A. The Initial Lenders advanced $245.4 million against the maximum facility amount to ALERT 2005A on June 28, 2005 pursuant to a Note Purchase Agreement, dated June 28, 2005 (the “Note Purchase Agreement”).

Without the consent of the lenders, advances against the equipment loan Notes may be made no more than once in each calendar week and advances against the trade receivable Notes may be made no more than twice in each calendar week. Funding availability for trade receivable Notes is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Note Purchase Agreement, (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation (“Ambac”) in the form of a financial guaranty insurance policy (the “Policy”). All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the asset backed facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. Alliance Laundry, as servicer, will be paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Interest payments on the Notes are paid monthly, which began in August 2005, at an interest rate equal to 1-month LIBOR plus the applicable margin, which will be 0.5% for the four-year period after the closing date of June 28, 2005 and 0.85% thereafter (including the last day of such four-year period). If an event of default occurs the otherwise applicable interest rate will be increased by an amount equal to two percent (2%) per annum. Prior to a rapid amortization event or event of default, the lenders under the Asset Backed Facility will also earn an unused facility fee of 0.175% of the unfunded portion of each lender’s commitment amount.

The Indenture provides that upon a written demand by the Control Party (initially, AMBAC as surety provider) after the occurrence of a rapid amortization event (including, among others, the occurrence of a shortfall in the applicable borrowing base (an amount calculated based on the value of the equipment loans or trade receivables, the value of the credit enhancements and certain other credit characteristics of the collateral) that remains unremedied for three or more business days; a draw on the reserve account; termination of or a drawing on the letters of credit providing credit enhancement for the benefit of the Notes (unless the proceeds are deposited in the reserve account); failure to maintain certain financial and other ratios; or the occurrence of an event of default or a servicer default) the Notes will amortize and borrowings under the Notes will cease. Upon written demand by the Control Party after the occurrence of a servicer default (including, among others, a failure to deposit amounts required to be deposited by the servicer, failure of the servicer or ALER 2005 to observe certain covenants, including financial covenants, which failure has a material adverse effect on the Control Party or lenders under the Asset Backed Facility, voluntary or involuntary bankruptcy of the servicer, a material adverse change in the financial condition or business of the servicer, occurrence of a cross default for indebtedness in excess of $5.0 million or failure of the equipment loans and trade receivables to meet certain performance metrics) the servicer may be replaced. The Indenture also includes usual and customary events of default for facilities of this nature (with customary grace periods and options for curing, as applicable). The Indenture provides that upon written demand by the Control Party after the occurrence of an event of default (including, among others, default in the payment of principal, interest or the premium to the surety provider when due or a draw on the Policy) the Notes may be accelerated and/or the collateral sold.

Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2005 was $28.5 million.

Gains on sales of notes receivable and other net finance program income in 2005 of approximately $9.3 million are included in commercial laundry revenue. After June 27, 2009 (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we may not be able to refinance the facility on advantageous terms or at all. At December 31, 2005 and 2004, we recorded $16.9 million and $15.9 million, respectively, related to the estimated fair value of our beneficial interests in the promissory notes sold to the trust. For a further discussion of our off-balance sheet arrangements, including the Asset Backed Facility, reference should be made to Notes 5 and 6 to the consolidated financial statements.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under purchase and lease commitments as of December 31, 2005 and the new debt obligations in place as a result of the Transactions, and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
		Less than	2 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Long-term debt(1)(2)	$327,000	$—	$3,603	$3,603	$319,794
Projected interest on long-term debt(2)	160,174	24,390	48,357	48,920	38,507
Operating leases	2,420	573	749	531	567
Purchase commitments(3)	17,778	17,778	—	—	—
Other long-term obligations(4)	3,320	1,000	2,320	—	—

Total contractual cash obligations	$510,692	$43,741	$55,029	$53,054	$358,868

(1)	Long-term debt includes the Senior Credit Facility and 2005 Senior Subordinated Notes.
(2)	$110.0 million of our outstanding debt at December 31, 2005, is subject to floating interest rates after giving effect to an interest rate swap agreement required by the Senior Credit Facility. Interest payments are projected based on rates in effect on the closing date of the Transactions and after giving effect to the interest rate swap agreement assuming no variable rate fluctuations going forward. Further, we assumed that only scheduled debt payments would be made for purposes of projecting long-term debt and interest on long-term debt.
(3)	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.
(4)	Other long-term obligations includes a 2006 expected pension plan contribution of $1.0 million and payment of a one time retention bonus of $2.3 million in January, 2007, under retention bonus agreements which were entered into with certain Company executives concurrent with the Acquisition, and entitle the executive to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date.

We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 14 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 13 to our consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2005	2004	2003
	Successor	Predecessor	Combined	Predecessor	Predecessor
		(unaudited)
	(dollars in thousands)
Net cash provided by (used in) operating activities	$6,628	$(6,619)	$9	$34,880	$30,393
Net cash (used in) investing activities	$(4,225)	$(188)	$(4,413)	$(4,101)	$(3,590)
Net cash (used in) financing activities	(1,922)	(70)	(1,992)	(27,245)	(26,205)

Net increase (decrease) in cash and cash equivalents	$481	$(6,877)	$(6,396)	$3,534	$598

Cash generated from operating activities for the twelve months ended December 31, 2005 of $9,000 was derived from $5.9 million of earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2005 of $9.1 million increased $3.5 million as compared to the balance of $5.6 million at December 31, 2004. The investment in beneficial interests in securitized accounts receivable at December 31, 2005 of $22.6 million increased $3.1 million as compared to the balance of $19.5 million at December 31, 2004, which was primarily attributable to an increase in retained interests on trade receivables sold under the Asset Backed Facility. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2005 of $16.9 million decreased $2.5 million as compared to the balance of $19.4 million at December 31, 2004, which was primarily attributable to a decrease in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2005 of $29.1 million increased $2.3 million as compared to the balance of $26.8 million at December 31, 2004. The working capital investment in accounts payable at December 31, 2005 of $7.9 million decreased $3.7 million as compared to the balance of $11.6 million at December 31, 2004.

Cash generated from operating activities for the twelve months ended December 31, 2004 of $34.9 million was derived from $31.5 million of earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2004 of $5.6 million decreased $3.6 million as compared to the balance of $9.2 million at December 31, 2003. The investment in beneficial interests in securitized accounts receivable at December 31, 2004 of $19.5 million increased $2.7 million as compared to the balance of $16.8 million at December 31, 2003, which was primarily attributable to an increase in retained interests on trade receivables sold under the Asset Backed Facility. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2004 of $19.4 million decreased $3.3 million as compared to the balance of $22.7 million at December 31, 2003, which was primarily attributable to a decrease in the beneficial interests sold to the trust.

Capital Expenditures

Our capital expenditures for the twelve months ended December 31, 2005 and December 31, 2004 were $4.4 million and $4.2 million, respectively. Capital spending in 2005 and 2004 was principally oriented toward product enhancements and reducing manufacturing costs.

Recently Issued Accounting Pronouncements

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003. The adoption of FIN 46-R did not have a material impact on our consolidated financial position, results of operations and cash flows.

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $4.1 million at December 31, 2005. If in the future we are required to consolidate a variable interest entity in which our SFAS No. 140 qualifying special-purpose entity also holds a variable interest, the qualifying status of the special-purpose entity would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain staff positions that effectively amended SFAS No. 150. The Statement was effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long-term liability section of our consolidated balance sheet. This change was implemented on a prospective basis in accordance with SFAS No. 150.

During May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which provides guidance on accounting for the effects of the new Medicare prescription drug legislation (“the Act”). The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 was adopted by us in the third quarter of 2004. Because our post-retirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act had no effect on our accumulated post-retirement benefit obligations or net periodic post-retirement benefit cost.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.” SFAS No. 151 adopts the IASB (International Accounting Standards Board) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We believe the effect of the adoption of SFAS No. 151 will not have a material effect on the Company’s consolidated results of operations and financial position.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We adopted SFAS 123R using the modified-prospective method in the fourth quarter of calendar year 2005. The impact of adoption resulted in $1.1 million of compensation expense in the period ended December 31, 2005.

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the second quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company adopted FIN 47 in 2005. The adoption of FIN 47 did not have a significant impact on the Company’s results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principles and requires retrospective application to prior period financial statements, unless impracticable to determine. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any material impact on our results of operations or financial condition.

Forward Looking Statements

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 13 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time, we hedge exchange rate fluctuations between United States dollars and foreign currencies for purchases of inventory components. Such amounts are not material to our operations. Additionally, from time to time, we may enter into derivative financial instruments to hedge our interest rate exposures. We do not enter into derivatives for speculative purposes. We currently do not hedge commodities for purchased raw materials and components.

Revenue from international customers represented approximately 16.4% of 2005 net revenues. At December 31, 2005, there were no material non-United States dollar denominated financial instruments outstanding which exposed us to foreign exchange risk.

As noted above, we are exposed to market risk associated with adverse movements in interest rates. Specifically, we are primarily exposed to changes in the fair value of our $150 million 2005 Senior Subordinated Notes, and to changes in earnings and related cash flows on our variable interest rate debt obligations outstanding under the Senior Credit Facility and our retained interests related to trade accounts receivable and equipment loans sold to our special-purpose securitization entity. Borrowings outstanding under the Senior Credit Facility totaled $177.0 million at December 31, 2005.

The fair value of our 2005 Senior Subordinated Notes was approximately $141.0 million based upon prevailing prices in recent market transactions as of December 31, 2005. We estimate that this fair value would increase/decrease by approximately $7.2 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the 2005 Senior Subordinated Notes as of December 31, 2005.

An assumed 10% increase/decrease in the variable interest rate of 6.6% in effect at December 31, 2005 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $0.7 million.

On March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2005 was $0.4 million. The fair value of this interest rate swap agreement, which represents the amount that we would receive if we were to settle the instrument, was $1.3 million at December 31, 2005.

An assumed 10% increase/decrease in interest rates under our special-purpose entity at December 31, 2005 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2005 of $16.9 million by approximately $0.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2005 Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets as of December 31, 2005 (Successor) and December 31, 2004 (Predecessor)	59

Consolidated Statements of Income for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor) and December 31, 2003 (Predecessor)	60

Consolidated Statements of Member(s) Equity (Deficit) and Comprehensive Income (Loss) for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	61

Consolidated Statements of Cash Flows for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor) and December 31, 2003 (Predecessor)	62

Notes to Consolidated Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statement of member’s equity and comprehensive income and consolidated statement of cash flows present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries (Successor Company) at December 31, 2005, and the results of their operations and their cash flows for the period January 28, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company had a change in ownership as of January 27, 2005 which resulted in a new basis of accounting.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of members’ equity and comprehensive income and consolidated statements of cash flows present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries (Predecessor Company) at December 31, 2004, and the results of their operations and their cash flows for the period January 1, 2005 to January 27, 2005 and for the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 28, 2006

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	December 31, 2004

	Successor	Predecessor
Assets
Current assets:
Cash	$5,075	$11,471
Accounts receivable (net of allowance for doubtful accounts of $104 and $123 at December 31, 2005 and 2004, respectively)	9,056	5,611
Inventories, net	29,050	26,761
Beneficial interests in securitized accounts receivable	22,577	19,479
Deferred income taxes	433	—
Prepaid expenses and other	2,139	1,088

Total current assets	68,330	64,410
Notes receivable, net	6,131	6,742
Property, plant and equipment, net	66,869	30,481
Goodwill	139,903	55,414
Beneficial interests in securitized financial assets	16,939	19,379
Deferred income taxes	8,932	—
Debt issuance costs, net	11,172	5,751
Intangible assets, net	145,183	172
Other assets	—	1,667

Total assets	$463,459	$184,016

Liabilities and Member(s) Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$—	$12,036
Revolving credit facility	—	—
Accounts payable	7,866	11,618
Other current liabilities	26,500	24,718

Total current liabilities	34,366	48,372
Long-term debt:
Senior credit facility	177,000	118,218
Senior subordinated notes	149,336	110,000
Junior subordinated note	—	28,776
Other long-term debt	—	529
Other long-term liabilities	8,924	7,218
Mandatorily redeemable preferred units	—	6,000

Total liabilities	369,626	319,113
Commitments and contingencies (see Note 13)
Member(s) equity (deficit)	93,833	(135,097)

Total liabilities and member(s) equity (deficit)	$463,459	$184,016

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2004	2003
	Successor	Predecessor	Predecessor	Predecessor
Net revenues	$296,645	$20,683	$280,987	$267,607
Cost of sales	225,706	15,585	199,010	188,979

Gross profit	70,939	5,098	81,977	78,628

Selling, general and administrative expense	38,632	3,829	39,879	33,599
Securitization and other costs	10,009	—	—	—
Transaction costs associated with sale of business	—	18,790	—	—

Total operating expenses	48,641	22,619	39,879	33,599

Operating income (loss)	22,298	(17,521)	42,098	45,029

Interest expense	24,117	995	25,439	28,258
Loss from early extinguishment of debt	—	9,867	—	—
Costs related to abandoned public offerings	—	—	4,823	—
Other income (expense), net	—	—	—	(797)

(Loss) income before taxes	(1,819)	(28,383)	11,836	15,974
Provision (benefit) for income taxes	(1,158)	9	71	55

Net (loss) income	$(661)	$(28,392)	$11,765	$15,919

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBER(S) EQUITY

(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

				Unrealized	Total
	Member(s)		Minimum	Holding Gain	Member(s)
	Equity	Management	Pension	on Residual	Equity
	(Deficit)	Loans	Liability	Interests, Net	(Deficit)
Predecessor balances at December 31, 2002	$(158,911)	$(1,412)	$(8,003)	$1,586	$(166,740)
Repayment on loans to management	—	32	—	—	32
Net income	15,919	—	—	—	15,919
Unrealized holding gain, net	—	—	4,381	650	5,031

Total comprehensive income					$20,950

Predecessor balances at December 31, 2003	(142,992)	(1,380)	(3,622)	2,236	(145,758)
Net income	11,765	—	—	—	11,765
Unrealized holding gain (loss), net	—	—	3	(1,107)	(1,104)

Total comprehensive income					$10,661

Predecessor balances at December 31, 2004	(131,227)	(1,380)	(3,619)	1,129	(135,097)
Net (loss) from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	(28,392)
Unrealized holding gain, net	—	—	—	203	203

Total comprehensive (loss)					$(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619	—	259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	96,576
Net (loss) from January 28, 2005 through December 31, 2005	(661)	—	—	—	(661)
Unrealized holding (loss), net	—	—	(751)	(1,331)	(2,082)

Total comprehensive (loss)					$(2,743)

Successor balances at December 31, 2005	$94,583	$—	$(751)	$1	$93,833

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(661)	$(28,392)	$11,765	$15,919
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	20,187	526	9,695	10,886
Non-cash interest	(933)	351	4,415	5,290
Non-cash executive unit compensation	1,120	1,089	5,579	—
Non-cash trademark impairment	1,767	—	—	—
Non-cash debt financing write-off	—	5,751	—	—
Non-cash inventory expense	6,246	—	—	—
Deferred income taxes	(1,158)	—	—	—
Loss on sale of property, plant and equipment	48	—	42	33
Changes in assets and liabilities:
Accounts receivable	(2,889)	(556)	3,546	(3,323)
Inventories	(456)	(1,833)	(546)	(518)
Other assets	246	101	344	4,346
Accounts payable	(22,828)	19,076	339	(2,518)
Other liabilities	5,939	(2,732)	(299)	278

Net cash provided by (used in) operating activities	6,628	(6,619)	34,880	30,393

Cash flows from investing activities:
Additions to property, plant and equipment	(4,229)	(188)	(4,166)	(3,600)
Proceeds on disposal of property, plant and equipment	4	—	65	10

Net cash used in investing activities	(4,225)	(188)	(4,101)	(3,590)

Cash flows from financing activities:
Principal payments on long-term debt	(23,000)	1	(27,245)	(26,237)
Proceeds from senior term loan	200,000	—	—	—
Proceeds from senior subordinate notes	149,250	—	—	—
Repayment of long-term debt	(275,920)	—	—	—
Contribution from member	117,000	—	—	—
Distribution to prior unitholders	(154,658)	—	—	—
Debt financing costs	(13,230)	—	—	—
Cash paid for capitalized offering related costs	(1,364)	—	—	—
Net proceeds - management note	—	(71)	—	—
Repayment of management note	—	—	—	32

Net cash used in financing activities	(1,922)	(70)	(27,245)	(26,205)

Increase (decrease) in cash	481	(6,877)	3,534	598
Cash at beginning of period	4,594	11,471	7,937	7,339

Cash at end of period	$5,075	$4,594	$11,471	$7,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,699	$1,133	$21,876	$22,148
Cash paid for taxes	$55	$9	$71	$55

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands unless otherwise indicated)

Note 1 - Description of Business and Basis of Presentation:

Description of Business

Throughout this annual report, we refer to Alliance Laundry Holdings LLC, a Delaware limited liability company, as “Alliance Holdings,” and, together with its consolidated operations, as the “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated. Any reference to “ALH” refers to ALH Holding Inc., a Delaware corporation and Alliance Holdings’ parent entity.

We design, manufacture and service a full line of commercial laundry equipment for sale in the U.S. and for export to numerous international markets. We also manufacture consumer washing machines for sale to domestic and international customers. We produce all of our products in the U.S. at two manufacturing plants located in Ripon, Wisconsin and Marianna, Florida. We also provide equipment financing to laundromat operators and other end-users.

Alliance originated from the acquisition of Speed Queen Company (“Speed Queen”) by Raytheon Company (“Raytheon”) in October of 1979 and it was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc. On September 10, 1997, in connection with the sale by Raytheon of its consumer laundry business (“Amana Transaction”), Raytheon Appliances, Inc. was dissolved and Raytheon Commercial Laundry LLC was established as a limited liability company to carry on the commercial laundry portion of Raytheon’s appliance business. On May 5, 1998, a recapitalization (the “Recapitalization”) and merger transaction occurred, whereby Raytheon Commercial Laundry LLC was renamed Alliance Laundry Holdings LLC; and Bain Capital Partners, LLC, (“Bain”) and members of our management acquired 93% common equity interest in Alliance Holdings. In connection with the Recapitalization and other related transactions, substantially all of our assets and liabilities where contributed to Alliance Laundry, as the only direct subsidiary of Alliance Holdings. Alliance Laundry now comprises all of our operating activities. On January 27, 2005, Ontario Teachers’ Pension Plan Board, (“OTPP”) and members of our management indirectly acquired 100% of the outstanding equity interests in Alliance Holdings through ALH (See Note 2).

Basis of Presentation

As a result of the January 27, 2005 transactions described further in Note 2, activity that occurred prior to January 27, 2005 has been reflected as the Predecessor and activity that occurred after January 27, 2005 has been reflected as the Successor. We have inserted a dark vertical line to segregate the activities of the Predecessor and Successor. The distinction between Predecessor and Successor relates to the application of purchase accounting in accordance with Statement of Financial Standard (SFAS) No. 141, “Business Combinations.” The basis of the assets and liabilities has been reflected at fair market values in the Successor financial statements.

The consolidated financial statements as of December 31, 2005 and for the period January 28, 2005 through December 31, 2005 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

All material intercompany transactions have been eliminated in the preparation of these financial statements.

Note 2 - Sale of Alliance Laundry Holdings LLC

On January 27, 2005, ALH, an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Holdings pursuant to a unit purchase agreement for aggregate consideration of $466.3 million. In connection with such acquisition, the executive officers of Alliance Laundry acquired $7.6 million of newly issued shares of common stock of ALH, and our other management employees acquired $2.0 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to ALH’s stock purchase and rollover investment plan. A portion of the aggregate acquisition consideration was used to repay our existing indebtedness, redeem our outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to the then current equity holders of Alliance Holdings.

We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Acquisition.” The Acquisition was financed with $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings, all of the equity interests of Alliance Holdings are owned by ALH and approximately 91.8% of the capital stock of ALH is owned by OTPP. The remaining capital stock of ALH is owned by our management.

In connection with the closing of the Acquisition, we consummated the following financing transactions, (the “Financing Transactions,” which we refer to, together with the Acquisition, as the “Transactions”):

•	the closing of the issuance of $150.0 million 8 1/2% senior subordinated notes due January 15, 2013, the “2005 Senior Subordinated Notes.” The proceeds from the 2005 Senior Subordinated Notes offering were $149.3 million;

•	the closing of Alliance Laundry’s new $250.0 million senior secured credit facility, which we refer to as the “Senior Credit Facility,” consisting of a six-year $50.0 million revolving credit facility and a seven-year $200.0 million term loan facility. On the closing date (January 27, 2005), the term loan facility was drawn in full, but the revolving credit facility remained undrawn (of which $22.2 million was available due to $27.8 million of letters of credit issued and outstanding as of the closing date); and

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

•	the settlement of the tender offer and consent solicitation, or the tender offer, initiated by us on January 4, 2005 for the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”). We redeemed the approximately 5.10% of the total principal amount of the 1998 Senior Subordinated Notes that remained outstanding after the consummation of the tender offer in accordance with the indenture governing such notes.

In connection with the consummation of the Transactions, Alliance Laundry and Alliance Laundry Corporation became the obligors under the 2005 Senior Subordinated Notes. Alliance Laundry is the borrower and obligor under the Senior Credit Facility and Alliance Laundry Corporation became a guarantor under the Senior Credit Facility, and Alliance Holdings became a guarantor of the Senior Credit Facility and the 2005 Senior Subordinated Notes.

Alliance Laundry Corporation is a wholly-owned subsidiary of Alliance Laundry and was originally incorporated for the sole purpose of serving as a co-issuer of the 1998 Senior Subordinated Notes. Alliance Holdings is the parent of Alliance Laundry and has provided a full and unconditional guarantee of the 2005 Senior Subordinated Notes. Alliance Holdings and Alliance Laundry Corporation do not have any operations or assets independent of Alliance Laundry.

Note 3 – Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Cash Management

We consider all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

Revenue from product sales is recognized by us when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectibility is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Shipping and Handling Fees and Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” shipping and handling fees and costs are reflected in net revenues and cost of goods sold as appropriate.

Sales Incentive Costs

In accordance with EITF Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” all sales incentive costs including cash discounts, customer promotional allowances, and volume rebates are reflected as a reduction of net revenues.

Financing Program Revenue

As discussed below, we sell notes receivable and accounts receivable through our special-purpose bankruptcy remote entity. As servicing agent, we retain collection and administrative responsibilities for the notes and accounts receivable. We earn a servicing fee, based on the average outstanding balance. In addition, we have recorded gains or losses on the sales of notes receivable and accounts receivable in the period in which such sales occur in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” through March 31, 2001 and subsequently in accordance with SFAS No. 140 as discussed below. We also recognize interest income on beneficial interests retained in the period the interest is earned. Servicing revenue, interest income on beneficial interests retained, and gains on the sale of notes receivable are included in commercial laundry revenue.

During the second quarter of 2001, we adopted SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125.” This Statement revised certain aspects of the existing standards for accounting for securitizations and other transfers of financial assets and collateral, and required certain new and expanded disclosures. SFAS No. 140 was effective for us in the second quarter of 2001 and did not have a material effect on our financial statements with respect to the recognition and measurement of sales of financial assets.

Effective April 1, 2001, we also adopted the provisions of EITF Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” In accordance with the provisions of EITF 99-20, we recognize write-downs of our retained interests pursuant to the impairment provisions of EITF 99-20. We also recognize interest income on retained beneficial interests in accordance with EITF 99-20.

Sales of Accounts Receivable and Notes Receivable (See Notes 5 and 6)

According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We sell all of our trade receivable and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS No. 125 and 140 requirements for sale treatment. Accordingly, we remove these receivables from our balance sheet at the time of transfer.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. We generally estimate the fair values of our retained interests based on the present value of expected future cash flows to be received, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of our retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

Inventories

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to future manufacturing schedules, customer demand, possible alternate uses and ultimate realization of potentially excess inventory.

Notes Receivable

Notes receivable reflect equipment loans that we expect to sell shortly after the balance sheet date, and non-performing and other loans not eligible for sale to our existing securitization facility. Notes receivable are stated at the principal amount outstanding, net of the allowance for credit losses. Interest income is accrued as earned on outstanding balances. Recognition of income is suspended when we determine that collection of future income is not probable (after 90 days past due). Fees earned and incremental direct costs incurred upon origination of equipment loans are not significant.

We determine that a note receivable is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note. These equipment loans are collateral-dependent and accordingly, measurement of impairment is based upon the estimated fair value of collateral.

The determination of the allowance for credit losses is based on an analysis of the related notes and reflects an amount which, in our judgment, is adequate to provide for probable credit losses. Notes deemed to be uncollectible are charged off and deducted from the allowance. The allowance is increased for recoveries and by charges to income.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

operations. Long-lived assets, principally property, plant and equipment, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon related estimated future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based upon the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. However, under SFAS No. 142, goodwill shall be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Additionally, under SFAS No. 142, intangible assets not subject to amortization (indefinite lived intangible assets) shall be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s other recorded intangible assets, tradenames and trademarks, have been deemed to have an indefinite life. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2005. Based on the analysis required by SFAS No. 142 for indefinite lived intangible assets, we have recorded a reduction in the value of the Ajax trademark of $1.7 million at December 31, 2005.

Income Taxes

Subsequent to the Acquisition, the income tax provision (benefit) is computed based on the pretax income (loss) included in the consolidated statement of income. Certain items of income and expense are not recognized on our income tax returns and financial statements in the same year, which creates timing differences. The income tax effect of these timing differences results in (1) deferred income tax assets that create a reduction in future income taxes and (2) deferred income tax liabilities that create an increase in future income taxes. Recognition of deferred income tax assets is based on management’s belief that it is more likely than not that the income tax benefit associated with certain temporary differences, operating loss and capital loss carry forwards, and income tax credits, would be

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

realized. We have not recorded a valuation allowance to reduce our deferred income tax assets based, in part, on our assessment of future taxable income and in light of our ongoing prudent and feasible income tax strategies. If our estimate of future taxable income or tax strategies change at any time in the future, we may have to record a valuation allowance; recording such an adjustment could have a material adverse effect on our consolidated statement of income.

Prior to the Acquisition, we were a stand-alone limited liability company and were not subject to federal and most state income taxes.

Debt Issuance Costs

As a result of the Transaction, we capitalized as debt issuance costs the fees associated with the Senior Credit Agreement and the 2005 Senior Subordinated Notes, totaling $13.2 million. Accumulated amortization related to these debt issuance costs was $2.1 million at December 31, 2005.

As a result of the 1998 Recapitalization and as a result of amending and restating our 2002 Senior Credit Facility in 2002, we had previously capitalized as debt issuance costs the fees associated with these facilities of $13.4 million. Accumulated amortization related to these facilities was $7.6 million at December 31, 2004. As a result of the Transaction, in the period ended January 27, 2005 we wrote-off $5.8 million of remaining debt issuance costs associated with these prior financing arrangements.

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The reserves for extended warranties are included in the table in Note 14.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $5.9 million and $0.5 million for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and $7.2 million and $6.7 million for the years ended December 31, 2004 and December 31, 2003, respectively.

Advertising Expenses

We expense advertising costs as incurred. We incurred advertising expenses of approximately $3.3 million and $0.3 million for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and $3.0 million and $3.1 million for the years ended December 31, 2004 and December 31, 2003, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Pre-Acquisition Class B and C Units

The Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction, and certain additional Class B and Class M interests in 2003 (see Note 17). These units were issued for nominal consideration based upon the subordinated nature of such interests, and represented performance-based compensatory awards for accounting purposes. Compensation expense was measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it became probable that certain fair value target multiples, as defined, would be achieved. We recognized $1.1 million in non-cash incentive compensation expense related to these units in the period ended January 27, 2005 and $5.6 million for the year ended December 31, 2004. No expense was recognized in 2003. All Class B and C Unit interests were settled in connection with the consummation of the Transactions on January 27, 2005.

ALH Stock Option Plan

On January 27, 2005, in connection with the Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Acquisition, ALH granted stock options representing an aggregate of 10% of the fully diluted common shares of ALH among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price of $100 per share, subject to certain requirements. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 40% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH. Based upon a valuation of these stock options, for the period ended December 31, 2005, we recognized $1.1 million of compensation expense. No expense was recognized for the period ended December 31, 2005 for the performance options as the specified annual target for 2005 was not attained and other earnings target requirements are currently not expected to be attained.

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that reprice frequently. The fair value of our 2005 Senior Subordinated Notes at December 31, 2005 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps are obtained based upon third party quotes.

Derivative Financial Instruments

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. SFAS No. 133 as amended, requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value, and recognize changes in the fair value of derivatives in net income or other comprehensive income, as appropriate.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative-effect-type gain adjustment of $0.7 million in other comprehensive income (loss) within member(s) deficit to recognize at fair value its interest rate swap arrangements at January 1, 2001. We reclassified in earnings during 2001 approximately $0.6 million of the transition adjustment that was recorded in other comprehensive income (loss). For the year ended December 31, 2001, we recognized a loss of $1.5 million reflecting the subsequent changes in the fair values of our interest rate swaps and a gain of $0.6 million for the reclassification of the transition adjustment as discussed above. We entered into a new interest rate swap agreement in December 2002. We recognized a gain reflecting the subsequent changes in the fair value of these interest rate swaps of $1.1 million and $9,000 for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and a gain of $0.2 million and a loss of $1.4 million for the years ended December 31, 2004 and 2003 respectively.

The Company periodically enters into short-term gas supply contracts for its facilities. Upon adoption of SFAS 133, the Company concluded that these contracts met the normal purchases and sales exception of SFAS 133, and therefore did not record the fair value of these instruments in the financial statements.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include trade accounts receivable and notes receivable, and related retained interests in securitized accounts and notes receivable. Concentrations of credit risk with respect to trade receivables and notes receivable are limited, to a degree, by the large number of geographically diverse customers that make up our customer base. The Company’s sales to international customers accounted for 16.6% and 14.1% of net revenues for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and 14.7% and 12.7% of net revenues in 2004 and 2003 respectively. We control credit risk through credit approvals, credit limits and monitoring procedures, as well as secured payment terms or Foreign Credit Insurance Agency (“FCIA”) insurance for sales to international customers.

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 12.6%, 13.7% and 15.8% of net revenues in 2005, 2004, and 2003 respectively.

Recently Issued Accounting Standards

During January 2003, the Financial Accounting Standards Board, or FASB, issued FIN No. 46, “Consolidation of Variable Interest Entities,” which clarifies the consolidation and disclosure requirements related to variable interests in a variable interest entity. A variable interest entity is an entity for which control is achieved through means other than voting rights. In December 2003, the FASB issued a revision to FIN No. 46, which replaced FIN No. 46. The revised Interpretation (“FIN 46-R”) was adopted by us beginning on January 1, 2005 for interests in entities created on or before December 31, 2003. The adoption of FIN 46-R did not have a material impact on our consolidated financial position, results of operations and cash flows.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

FIN 46-R provides exceptions from its scope for certain entities, including qualifying special-purpose securitization entities subject to the reporting requirements of SFAS No. 140 and business entities, as defined, that do not possess certain characteristics.

Our primary variable interests are notes receivable that we have retained and are comprised primarily of equipment loans to laundromat operators and other end-users. The carrying value of such loans was approximately $4.1 million at December 31, 2005. If in the future we are required to consolidate a variable interest entity in which our SFAS No. 140 qualifying special-purpose entity also holds a variable interest, the qualifying status of the special-purpose entity would be eliminated. In that instance, we would be required to determine if we are the primary beneficiary of the affected securitization entity under FIN 46-R and if so, to consolidate that entity, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The FASB has also subsequently issued certain staff positions that effectively amended SFAS No. 150. The Statement was effective for us beginning January 1, 2004. As a result of the adoption of SFAS No. 150, as amended, our mandatorily redeemable preferred interests have been reclassified from mezzanine equity to the long-term liability section of our consolidated balance sheet. This change was implemented on a prospective basis in accordance with SFAS No. 150.

During May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), which provides guidance on accounting for the effects of the new Medicare prescription drug legislation (“the Act”). The Act, which was signed into law on December 8, 2003, introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 was adopted by us in the third quarter of 2004. Because our post-retirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act had no effect on our accumulated post-retirement benefit obligations or net periodic post-retirement benefit cost.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.” SFAS No. 151 adopts the IASB (International Accounting Standards Board) view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We believe the effect of the adoption of SFAS No. 151 will not have a material effect on the Company’s consolidated results of operations and financial position.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We adopted SFAS 123R using the modified-prospective method in the fourth quarter of calendar year 2005. The impact of adoption resulted in $1.1 million of compensation expense in the period ended December 31, 2005.

The FASB is expected to re-expose a proposed statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the second quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company adopted FIN 47 in 2005. The adoption of FIN 47 did not have a significant impact on the Company’s results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principles and requires retrospective application to prior period financial statements, unless impracticable to determine. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this standard to have any material impact on our results of operations or financial condition.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 4 – Infrequently Occurring Items:

In connection with the Acquisition, the Company incurred $18.8 million of seller related expenses. These expenses were comprised of underwriting, legal and professional fees of $5.9 million, change of control bonuses paid to the executive management of $6.2 million and fees paid to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. totaling $6.7 million. These amounts were expensed in the period ended January 27, 2005, and are reflected as a deduction in determining operating income (loss).

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

In connection with the Acquisition, the Company incurred $9.9 million in expenses related to the early redemption of debt. These expenses were comprised of tender and call premium fees of $4.1 million associated with the redemption of the 1998 Senior Subordinated Notes and the write-off of $5.8 million of remaining unamortized debt issuance costs associated with both the Company’s 1998 Senior Subordinated Notes and the Company’s 2002 Senior Credit Facility. These amounts were expensed in the period ended January 27, 2005, and are reflected as a loss from early retirement of debt.

In connection with the establishment of the Asset Backed Facility, the Company incurred $8.1 million in expenses in the Successor period related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.3 million and a LIBOR based cap premium of $1.0 million. This amount is recorded within the securitization and other costs line of the consolidated statement of income.

As of December 31, 2005, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on this impairment test we have recorded a reduction in the value of the Ajax trademark of $1.7 million in the Successor period. This amount is recorded within the securitization and other costs line of the consolidated statement of income.

In April of 2004 we announced that Alliance Laundry Holdings Inc. (“Alliance Laundry Holdings”), a company formed to be the holding company for the operations of Alliance Laundry Systems LLC, and its subsidiaries filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) representing shares of Alliance Laundry Holdings’ Class A common stock and senior subordinated notes. The registration statement also related to an offering of a separate issue of senior subordinated notes of the same series as the senior subordinated notes represented by the IDSs. In connection with the proposed IDS offering, in 2004 we had incurred and recorded $1.3 million of offering related expenses in the consolidated statement of income and had capitalized $3.5 million of debt and offering related costs in other assets within the consolidated balance sheet. On December 7, 2004 we chose to abandon the proposed IDS offering, and consequently wrote off the $3.5 million of capitalized costs to costs related to abandoned public offerings line in the consolidated statement of income.

Costs Associated With Exit or Disposal Activities

On October 12, 2005, we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. We expect to complete the facility closure and consolidation by the end of the third quarter of 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies will be gained with the consolidation of the design and manufacturing of all of our product lines within our Ripon, Wisconsin operations.

We estimate total cash costs and expenses associated with the closure of the Facility to be approximately $7.7 million, comprised of (1) approximately $4.0 million of one-time termination benefits and relocation costs; (2) approximately $1.6 million of other labor related costs including training and temporary living expenses; (3) approximately $1.4 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $0.7 million of other related expenses.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

We estimate total non-cash costs and expenses associated with the closure of the Facility to be approximately $4.1 million, related to additional depreciation expense. This cost will be partially offset by a post-retirement health care plan curtailment benefit of $0.5 million. The additional depreciation expense results from a re-evaluation of the remaining useful lives of our Marianna facility’s buildings and land improvements in accordance with applicable accounting rules.

As of December 31, 2005, we recorded $1.6 million of costs in the Successor period for the Facility closure, comprised of a cash charge of $0.4 million for employee retention costs, which is reflected in selling, general and administrative expense and less than $0.2 million of other cash charges, which are reflected in securitization and other costs. Additionally, we recorded a non-cash charge of $1.0 million related to the additional depreciation expense for the Marianna Facility, which is reflected in cost of sales. We currently anticipate that substantially all the remaining closure costs for the Marianna Facility will be incurred prior to December 31, 2006.

Note 5 - Equipment Financing and Sales of Notes Receivable:

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases primarily for laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 2005 approximates 9.1% with terms ranging from 2 to 9 years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2005, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $222.9 million.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust, (ii) the absence of a rapid amortization event or event of default, as defined, (iii) our compliance, as servicer, with certain financial covenants, and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured, (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month, (iii) the days sales outstanding on receivables exceed a specified number of days, (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants, and (v) a number of other specified events.

The risk of loss to the note purchasers under the Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and overcollateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, we provide no support or recourse for the risk of loss relating to default on the assets transferred to the trust. In addition, we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A is accelerated upon an event of default or rapid amortization event described above.

The Asset Backed Facility replaces a similar facility previously maintained with CDC Financial Products, Inc., Bear, Stearns & Co., Inc. and Altamira Funding, LLC (the “ALERT 2002A Facility”). In connection with the establishment of the Asset Backed Facility, Alliance Laundry, through its special-purpose subsidiaries, repurchased and simultaneously resold the assets held by the ALERT 2002A Facility to the Asset Backed Facility. In conjunction with the ALERT 2002A Facility, Alliance Laundry established a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2002 LLC (“ALER 2002”). ALER 2002 ceased operations on June 28, 2005.

On November 28, 2000, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables LLC (“ALER”), and a trust, Alliance Laundry Equipment Receivables Trust 2000-A (“ALERT”), completed the securitization of $137.8 million of

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

notes receivable related to equipment loans (the “ALERT 2000A Facility”). On July 15, 2005, pursuant to a clean up call option, Alliance Laundry re-purchased the remaining equipment loans and related collateral from ALERT; and ALER and ALERT ceased operation and the ALERT 2000A Facility was terminated. Substantially all of the equipment loans repurchased by Alliance Laundry were resold to the Asset Backed Facility.

Sales of Notes Receivable

Gains on sales of notes receivable and other net finance program income for the period January 28, 2005 through December 31, 2005 (Successor) of approximately $8.9 million; for the period January 1, 2005 through January 27, 2005 (Predecessor) of approximately $0.4 million; for the year ended December 31, 2004 (Predecessor) of approximately $6.1 million and for the year ended December 31, 2003 (Predecessor) of approximately $6.3 million, are included in commercial laundry revenue.

At December 31, 2005, we recorded $16.9 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005. At December 31, 2004, we recorded $19.4 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2002 and ALERT.

The estimated fair value of our beneficial interests in the notes sold to ALER 2005 are based on the amount and timing of expected distributions to us as the holder of ALER 2005’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of amounts due under the notes issued by ALERT 2005 is accelerated upon an event of default or rapid amortization event (as those events are defined in the Asset Backed Facility indenture). These events include (i) delinquency or default ratios on equipment loans exceeding certain specified levels, (ii) a termination of us, as servicer, due to non-compliance with certain financial covenants or a material adverse change in our business and (iii) a number of other specified events.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entity:

	December 31, 2005		December 31, 2004
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total portfolio	$234,884	$4,839	$238,506	$5,162
Less: loans sold	227,845	4,270	230,234	4,628

Loans held	7,039	$569	8,272	$534

Allowance for loan losses	(908)		(1,530)

	$6,131		$6,742

	January 28, 2005 through December 31, 2005	January 1, 2005 Through January 27, 2005	For The Years Ended December 31,
			2004	2003
	Successor	Predecessor	Predecessor	Predecessor
Proceeds from sales of loans	$95,201	$6,660	$86,310	$94,083
Purchase of delinquent or foreclosed assets	$—	$—	$—	$—
Servicing fees and other net cash flows received on retained interests	$9,833	$971	$14,132	$14,475

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2005, 2004 and 2003 were 0.52%, 0.66% and 0.89% respectively. The following table presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Balance at Beginning of Period	Charges to Expense	Deductions	Balance at End of Period
Period ended:
December 31, 2003 (Predecessor)	$1,300	1,844	1,444	$1,700
December 31, 2004 (Predecessor)	$1,700	700	870	$1,530
January 27, 2005 (Predecessor)	$1,530	108	102	$1,536
December 31, 2005 (Successor)	$1,536	(597)	31	$908

Valuation of Retained Interests

With respect to the Asset Backed Facility, we recognize beneficial interests in notes sold to ALER 2005, which represents the estimated fair value of our retained interest in the residual cash flows, including interest earned from notes sold, and the present value of estimated proceeds from a cash reserve account. In 2004, we recognized beneficial interests in notes sold to ALER 2002 and our interest in the residual equity of ALER.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	December 31,
	2005	2004
Beneficial interests in notes sold to ALER 2005	$16,939	$—
Beneficial interests in notes sold to ALER 2002	—	15,866
Other beneficial interests in notes sold - ALER	—	3,513

	$16,939	$19,379

Key economic assumptions used in valuing retained interests at December 31, 2005 and 2004 were as follows:

	2005	2004
Average prepayment speed (per annum)	25.0%	25.0%

Expected credit losses (per annum)	1.0%	1.0%

Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 21 months at December 31, 2005.

At December 31, 2005 and 2004, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2005	2004
Prepayment speed assumption:
Impact on FV 10% adverse change	$(204)	$(70)
Impact on FV 20% adverse change	$(402)	$(139)

Expected credit losses:
Impact on FV 10% adverse change	$(243)	$(233)
Impact on FV 20% adverse change	$(485)	$(465)

Residual cash flow discount rate:
Impact on FV 10% adverse change	$(282)	$(327)
Impact on FV 20% adverse change	$(555)	$(644)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 6 - Sales of Accounts Receivable:

As described in Note 5, we, through our bankruptcy remote subsidiary ALER 2005, entered into the Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 70%

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2005 was $58.5 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $36.8 million.

Losses on sales of trade accounts receivable and related expenses of $2.1 million, $1.8 million and $1.5 million in 2005, 2004 and 2003 respectively, are included in selling, general and administrative expense. Our retained interest in trade accounts receivable sold to ALER 2005 at December 31, 2005 was $22.6 million and our retained interest in trade accounts receivable sold to ALER 2002 at December 31, 2004 was $19.5 million.

Note 7 – Goodwill and Other Intangibles

The Acquisition price including transaction costs was approximately $466.3 million. The sources and uses of funds in connection with the Acquisition are summarized below (in thousands):

Sources:
Proceeds from Senior Term Loan	$200,000
Proceeds from 8 1/2% Senior Subordinated Notes due 2013	149,250
Proceeds from equity investors	108,396
Reinvestment of equity	8,604

Total sources	$466,250

Uses:
Stated purchase price	$450,000
Working capital adjustment	791
Fees and expenses	15,459

Total uses	$466,250

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The Company has allocated the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as determined by an independent third-party valuation firm as of the date of the acquisition. The allocation of the purchase price to the fair value of net assets acquired was finalized during the second quarter of 2005 and is summarized below (in thousands):

	Gross	EITF 88-16 Adjustment	Adjusted Balance January 27, 2005
Acquired tangible net assets	$152,991	$(4,153)	$148,838
Acquired intangible assets - trademarks and tradenames	122,800	(8,697)	114,103
Acquired intangible assets - customer agreements and distributor network	30,400	(2,153)	28,247
Acquired intangible assets - engineering and manufacturing designs and processes	8,460	(599)	7,861
Acquired intangible assets - patents	70	—	70
Acquired intangible assets - computer software and other	963	(58)	905
Goodwill	150,566	(10,663)	139,903

Total allocation of purchase price	$466,250	$(26,323)	$439,927

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” management’s continuing residual interest has been reflected at its original cost, adjusted for its share of the Company’s earnings, losses and equity adjustments since the date of original acquisition (“predecessor basis”). In accordance with EITF Issue No. 90-12, “Allocating Basis to Individual Assets and Liabilities within the Scope of Issue 88-16,” only a partial step-up of assets and liabilities to fair value has been recorded in purchase accounting. The partial step-up has resulted in the Company’s assets and liabilities being adjusted by approximately 92.92% of the difference between their fair value at the date of acquisition and their historical carrying cost.

The following condensed pro forma unaudited disclosure for net revenues, operating income (loss), and net (loss) income are based on the consolidated financial statements included elsewhere herein, adjusted to give effect to (i) the Acquisition; and (ii) the Financing Transactions (collectively the “Transactions”). These pro forma disclosures assume that the Transactions had occurred at the beginning of each of the periods presented and include adjustments for depreciation, amortization, interest expense and taxes. Transaction costs related to the sale of the business of $18.8 million and loss on early extinguishment of debt of $9.9 million, included in the January 1, 2005 through January 27, 2005 period, have not been eliminated in the year ended December 31, 2005 pro-forma disclosure. Additionally, the pro forma disclosures for the year ended December 31, 2004 do not reflect amortization for the inventory step-up to fair market value of $6.2 million.

	Years Ended December 31,
	2005	2004
Net revenues	$317,328	$280,987
Operating income (loss)	$4,711	$33,861
Net (loss) income	$(18,299)	$3,086

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have actually been attained if the Transactions had occurred on the date indicated or of the results that may be obtained in the future.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from five to twelve years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; and computer software and patents which are amortized over their estimated useful lives ranging from four to fifteen years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense associated with identifiable intangible assets was as follows (in thousands):

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
	Successor	Predecessor	Predecessor	Predecessor
Amortization expense	$4,150	$14	$197	$251

The following is a summary of identifiable intangible assets as of December 31, 2005 (in thousands):

	December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,336	$—	$112,336
Customer agreements and distributor network	28,247	3,330	24,917
Engineering and manufacturing designs and processes	7,861	592	7,269
Patents	233	3	230
Computer software and other	656	225	431

	$149,333	$4,150	$145,183

The following is a summary of identifiable intangible assets as of December 31, 2004 (in thousands):

	December 31, 2004
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Patents	$178	$18	$160
Computer software and other	2,531	2,519	12

	$2,709	$2,537	$172

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $4.5 million, $4.5 million, $4.5 million, $4.2 million and $3.8 million for each of the years in the five-year period ending December 31, 2010, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

In connection with the Transactions, the Company recorded approximately $150.6 million of Successor goodwill. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions,” the goodwill attributable to the Predecessor basis of $10.7 million has been recorded as a reduction of equity. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Successor goodwill will not be amortized but will be subject to an annual impairment test.

As of December 31, 2005, pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on this impairment test we have recorded no adjustment to the carrying value of goodwill and we have recorded a reduction in the value of the Ajax trademark of $1.7 million which is reflected in securitization and other costs.

Note 8 - Inventories:

Inventories consisted of the following at:

	December 31, 2005	December 31, 2004
	Successor	Predecessor
Materials and purchased parts	$10,259	$9,899
Work in process	4,448	3,713
Finished goods	15,859	14,468
Less: inventory reserves	(1,516)	(1,319)

	$29,050	$26,761

The Company recorded inventories at fair market value as a result of the Acquisition. This resulted in a net write-up of $6.2 million. This amount was expensed in cost of sales in 2005 as this inventory was sold.

Note 9 - Property, Plant and Equipment:

Property, plant and equipment consisted of the following at:

	December 31, 2005	December 31, 2004
	Successor	Predecessor
Land	$1,008	$903
Buildings and leasehold improvements	29,671	30,110
Machinery and equipment	47,723	148,403

	78,402	179,416
Less: accumulated depreciation	(13,943)	(150,893)

	64,459	28,523
Construction in progress	2,410	1,958

	$66,869	$30,481

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Depreciation expense was $14.0 and $0.5 million for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and $7.6 million and $8.6 million for the years ended December 31, 2004 and 2003 respectively.

Note 10 – Other Current Liabilities:

The major components of other current liabilities consisted of the following at:

	December 31, 2005	December 31, 2004
	Successor	Predecessor
Warranty reserve	$4,109	$4,309
Accrued sales incentives	4,021	3,842
Salaries, wages and other employee benefits	9,701	6,064
Accrued interest	6,903	2,954
Executive unit compensation	—	5,579
Other current liabilities	1,766	1,970

	$26,500	$24,718

Note 11 – Debt:

In connection with the acquisition of the Company by ALH on January 27, 2005 (See Note 2), all borrowings under the 2002 Senior Credit Facility, junior subordinated notes and other long-term debt were repaid. The Company initiated a tender offer and consent solicitation on January 4, 2005 for the $110 million of 1998 Senior Subordinated Notes. By March 7, 2005 the entire $110 million was tendered or redeemed.

Debt consisted of the following at:

	December 31, 2005	December 31, 2004
	Successor	Predecessor
Term loan facility	$177,000	$130,000
Senior subordinated notes	149,336	110,000
Junior subordinated note	—	28,776
Revolving credit facility	—	—
Other long-term debt	—	783

Gross long-term debt	326,336	269,559
Less: current portion	—	(12,036)

	$326,336	$257,523

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Senior Credit Facility

Concurrent with the closing of the Acquisition, we entered into a Senior Credit Facility, consisting of a six-year $50.0 million revolving credit facility (the “Revolving Credit Facility”) and a seven-year $200.0 million term loan facility (the “Term Loan Facility”). Alliance Laundry is the borrower under this facility and Alliance Holdings and Alliance Laundry Corporation are the guarantors under this facility. After considering the scheduled payments of $1.5 million and $21.5 million of voluntary prepayments made through December 31, 2005, the Term Loan Facility requires quarterly principal payments of approximately $0.5 million through December 31, 2011. The final principal payment of $168.0 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the Senior Credit Facility.

The Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Senior Credit Facility. A portion of the Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $30.2 million at December 31, 2005.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. The applicable margin for the Revolving Credit Facility is expected to be, initially, 1.50% with respect to base rate loans and 2.50% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.25% with respect to base rate loans and 2.25% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of December 31, 2005 was 6.59%.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $50.0 million revolving loan commitment. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the Revolving Credit Facility, which currently is 2.50%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit.

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

2005 Senior Subordinated Notes

As part of the Financing Transactions, we offered and sold $150.0 million of 2005 Senior Subordinated Notes and received proceeds of approximately $149.3 million. The maturity date of the 2005 Senior Subordinated Notes is January 15, 2013. The 2005 Senior Subordinated Notes are general

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

unsecured obligations and are subordinated in right of payment to all current and future senior indebtedness, including permitted borrowings under the Senior Credit Facility. The indenture governing the 2005 Senior Subordinated Notes, among other things, restricts our ability and the ability of our restricted subsidiaries to make investments, incur or guarantee additional indebtedness, pay dividends, create liens, sell assets, merge or consolidate with other entities, enter into transactions with affiliates and engage in certain business activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and a minimum interest coverage ratio.

Interest on the 2005 Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15. Such payments commenced on July 15, 2005. The fair value of the 2005 Senior Subordinated Notes at December 31, 2005 was approximately $141.0 million, based upon prices prevailing in recent market transactions.

The 2005 Senior Subordinated Notes are subject to redemption on or after January 15, 2009, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Redemption Price
2009	104.250%
2010	102.125%
2011 and thereafter	100.000%

If we experience certain kinds of changes in control, we must offer to repurchase the then outstanding notes at the redemption price set forth in the indenture governing the 2005 Senior Subordinated Notes. At any time prior to January 15, 2009, we may redeem up to 35% of the notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the indenture governing the 2005 Senior Subordinated Notes.

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to $21.5 million of voluntary prepayments made prior to December 31, 2005, are as follows (in thousands):

2006	$—
2007	1,802
2008	1,802
2009	1,802
2010	1,802
Thereafter	319,792

$327,000

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The Senior Credit Facility and the indenture governing the 2005 Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness (including, in the case of the Senior Credit Facility, the 2005 Senior Subordinated Notes), incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is scheduled to be reduced from 6.50 at December 31, 2005 to 5.75 at December 31, 2006. At December 31, 2005, based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 6.50, we could have borrowed an additional $19.8 million of the available and unutilized Revolving Credit Facility to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

Note 12 – Mandatorily Redeemable Preferred Units and Member(s) Equity (Deficit):

Prior to the Acquisition, we had outstanding mandatorily redeemable preferred interests (the “preferred interests”) with a liquidation value of $6.0 million. The holders of the preferred interests were entitled to receive distributions from us in an amount equal to their unreturned capital (as defined in the Alliance Laundry Holdings Amended and Restated Limited Liability Company Agreement) prior to distributions in respect of any other membership interests of the Company. These units were redeemed on January 27, 2005.

Member(s) equity (deficit) at December 31, 2005 (Successor) and December 31, 2004 (Predecessor) consists of the following:

	December 31, 2005	December 31, 2004
	Successor	Predecessor
Common member(s) contributed capital	$95,244	$50,645
Accumulated loss	(661)	(181,872)
Accumulated other comprehensive loss	(750)	(2,490)
Management investor promissory notes	—	(1,380)

	$93,833	$(135,097)

As discussed in Note 1, the May 5, 1998 merger (Predecessor) was accounted for as a recapitalization and accordingly, the historical accounting basis of assets and liabilities was unchanged. As such, the consideration paid for the Company, including the premium paid over the Company’s May 5, 1998 net book value, was recorded as a reduction of member(s) equity.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 13 - Commitments and Contingencies:

The Company rents under operating leases a variety of assets used in its operations including manufacturing facilities, office equipment, automobiles and trucks. At December 31, 2005, we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2006	$573
2007	416
2008	333
2009	280
2010	251
Thereafter	567

$2,420

Rental expense amounted to $1.4 million and $0.1 million for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and $1.3 million and $1.1 million for the years ended December 31, 2004 and December 31, 2003, respectively.

Our Marianna, Florida plant is located on property leased from the Marianna Municipal Airport Development Authority (acting on behalf of the City of Marianna). The lease expires on February 28, 2015.

Our Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the transportation, storage and disposal of wastes, including solid and hazardous wastes. We are also subject to potential liability for non-compliance with other environmental laws and for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate (or formerly owned or operated) and at other properties where the Company or predecessors have carried on business or have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities (including potential fines and civil damages) will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws. In our opinion, any liability related to matters presently pending will not have a material effect on our financial position, liquidity or results of operations after considering provisions already recorded.

In September 1999, Juan Carlos Lopez pursued an arbitration against Alliance Laundry Sociedad Anonima, or ALSA, a foreign subsidiary of Alliance Laundry Systems LLC. In July 2003, we entered into a Settlement, Release, Discharge and Indemnification Agreement with Mr. Lopez. Pursuant to this agreement, we paid Mr. Lopez $736,440 on August 6, 2003 and agreed to deliver commercial laundry equipment, up to a cost to us of $60,000 to Mr. Lopez. In consideration for such payment and delivery

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

of equipment, Mr. Lopez released and permanently discharged and waived any claims or rights of any nature whatsoever against us. In addition, Mr. Lopez and his counsels signed the dismissal of the lawsuit referred to above. A provision for this settlement was recorded in the second quarter of our 2003 consolidated financial statements.

In April 2002 we were named as a defendant in a lawsuit filed by Imonex Services, Inc. (“Imonex”) for patent infringement, arising from a coin selector, the “W2000,” which was a component supplied by our vendor, W. H. Münzprüfer Dietmar Trenner GmbH (“Münzprüfer”), and which was used in certain of our products. Münzprüfer indemnified us and agreed to pay, and has paid for, our representation in this matter. A final judgment, including attorney fees and interest, totaling $1,289,469 was awarded to Imonex and was satisfied in September 2005.

Pursuant to an agreement with Münzprüfer relating to its indemnification obligations to us in connection with this matter, $796,564 of the $1,289,469 final award was paid by Münzprüfer on behalf of the Company, with the remaining award of $492,905 paid directly by the Company. Münzprüfer has further agreed that $464,000 of the amount paid by the Company will be repaid by Münzprüfer to the Company over a five (5) year period.

In accordance with GAAP, as a judgment had been rendered by the court, in the fourth quarter of 2003, we recorded an appropriate payable to Imonex related to our estimated liability and a corresponding receivable balance from Münzprüfer within our consolidated financial statements. During 2005, the receivable from Münzprüfer was adjusted to $464,000 and the estimated amount payable to Imonex was eliminated. Additionally, in 2005, we applied a $69,407 discount to the receivable balance, with a corresponding charge to interest expense.

Note 14 – Guarantees:

The Company, through its special-purpose bankruptcy remote subsidiary entered into a $330.0 million Asset Backed Facility as described in Notes 5 and 6 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2005 was $28.5 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most parts with certain components extending to five years. Certain customers have elected to buy without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

We record an estimate for future warranty related costs based on actual historical incident rates and costs per incident trends. Based on analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability for the periods ended December 31, 2005 and the period ended January 27, 2005 and the years ended December 31, 2004 and December 31, 2003 were as follows:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2004	2003
	Successor	Predecessor	Predecessor	Predecessor
Balance at beginning of period	$4,309	$4,309	$4,759	$4,890
Accruals for current and pre-existing warranties issued during the period	2,140	140	2,072	2,250
Settlements made during the period	(2,340)	(140)	(2,522)	(2,381)

Balance at end of period	$4,109	$4,309	$4,309	$4,759

Note 15 – Income Taxes

As of January 27, 2005, Alliance Holdings is a single member LLC owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. As of January 28, 2005, we use the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted.

The provision for income taxes consists of the following (in thousands):

January 28, 2005 through December 31, 2005
Successor
Deferred:
Federal	(455)
State	(703)

Total deferred	(1,158)

Provision (benefit) for income taxes	$(1,158)

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

We did not provide for U.S. Federal income taxes or tax benefits for the Predecessor Company as it was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate (in thousands):

	January 28, 2005 through December 31, 2005
	Amount	%
	Successor
Statutory federal tax rate	$(618)	34.0%
State taxes, net of federal benefit	(428)	23.6%
Goodwill	(162)	8.9%
Other, net	50	-2.8%

Effective income tax rate	$(1,158)	63.7%

Temporary differences which give rise to the deferred tax assets and liabilities at December 31, 2005 and January 28, 2005 are as follows (in thousands):

	December 31, 2005	January 28, 2005
	Successor	Successor
Deferred income tax liability:
Unrealized gain on equipment notes sold	$(2,441)	$(1,727)
Goodwill	(3,249)	—
Other	(478)	—

Deferred income tax liabilities	(6,168)	(1,727)

Deferred income tax assets:
Inventory	864	181
Fixed assets	3,481	1,346
Intangibles	2,843	4,372
Deferred financing costs	2,947	3,422
Warranty reserves	797	—
Net operating loss and credit carry forwards	1,692	—
Other assets	1,534	—
Pensions and employee benefits	500	—
Other	875	58

Deferred income tax assets	15,533	9,379

Net deferred income tax assets	$9,365	$7,652

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Management believes, based on the operating earnings in prior years, expected reversal of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the remaining deferred tax assets are fully realizable. At December 31, 2005, the Company’s federal net operating loss carryforward was approximately $2.6 million. The Company also has state net operating loss carryforwards of approximately $1.9 million and state tax credit carryforwards of approximately $0.6 million. The federal net operating loss carryforward will expire in 20 years. The state net operating loss carryforwards will expire in 5-20 years and the state tax credit carryforwards will expire in 15 years.

Note 16 - Pensions and Other Employee Benefits:

Substantially all of our employees are covered by a defined benefit pension plan. Effective December 31, 2002, the Alliance Laundry Systems Retirement Benefit Accumulation Plan, a pension plan covering salaried and management employees, was merged into the Alliance Laundry Systems Plan for Hourly Employees. The pension plan as combined was amended and renamed the Alliance Laundry Systems Pension Plan. A final determination of the merged plan’s qualified status remains pending with the Internal Revenue Service. The pension benefit for salaried and management employees is a cash balance plan whereby an account is established for each participant in which pay credits are based on salary and service, and interest credits are earned annually. Pay credits are calculated as a pre-determined percentage of the participant’s salary adjusted for age and years of service. Interest credits are earned at the rate of a one-year U.S. Treasury Bill, as of the last day of the prior plan year, plus 1%. The pension benefit for hourly and union employees generally provides benefits of stated amounts for each year of service. Our funding policy for the salaried and management employees is to contribute annually at a rate that is intended to remain at a level percentage of compensation for the covered employees. Our funding policy for the hourly and union employees is to contribute annually at a rate that is intended to remain level for the covered employees. Unfunded prior service costs under the funding policy are generally amortized over periods from 10 to 30 years.

Total pension expense for our pension plan was $0.8 million and $0.1 million for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, respectively, and $1.1 million, and $1.8 million for the years ended December 31, 2004 and December 31, 2003, respectively, including the following components:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2004	2003
	Successor	Predecessor	Predecessor	Predecessor
Service cost benefits earned during the period	$1,608	$151	$1,624	$1,444
Interest cost on projected benefit obligation	2,519	228	2,684	2,569
Expected return on plan assets	(3,334)	(310)	(3,306)	(2,822)
Net amortization and deferral	—	10	141	587

Net pension benefit cost	$793	$79	$1,143	$1,778

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Assumptions used in determining net pension benefit cost were as follows:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2004	2003
	Successor	Predecessor	Predecessor	Predecessor
Discount rate	5.75%	5.75%	6.25%	6.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%	9.00%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%	4.00%

In determining the net pension benefit cost for 2005, we used an 8.75% long-term rate of return on assets assumption. To develop the expected long-term rate of return on assets assumption, we considered historical returns and future expectations. Over the 10 and 15 year periods ending December 31, 2005, the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an annual average of approximately 9.32% and 11.20%, respectively. Considering this information, costs of administering the plan and the potential for lower future returns due to a generally lower interest rate environment, we updated our long-term rate of return on assets assumptions to 8.50% for 2006 and future years. For the December 31, 2005 valuation of the benefit obligations, the Company began using the RP 2000 mortality table to better align the plans with current life expectancies.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The reconciliation of the changes in the plan’s benefit obligation and the fair value of plan assets and the statement of the funded status of the plan at December 31 are as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$48,793	$44,155
Service cost	1,759	1,624
Interest cost	2,747	2,684
Actuarial loss	3,046	2,668
Benefits paid	(2,155)	(2,338)

Benefit obligation at end of year	$54,190	$48,793

Change in plan assets:
Fair value of plan assets at beginning of year	$43,359	$39,056
Actual return on plan assets	2,515	5,591
Employer contributions	1,000	1,050
Benefits paid	(2,155)	(2,338)

Fair value of plan assets at end of year	$44,719	$43,359

Reconciliation of funded status:
Funded status	$(9,471)	$(5,434)
Unrecognized prior service cost	—	412
Unrecognized actuarial net loss	3,246	5,465

(Accrued) prepaid benefit cost	$(6,225)	$443

Net amount recognized:
Other long-term liabilities	$(7,476)	$(3,588)
Intangible asset	—	412
Accumulated other comprehensive loss, gross	1,251	3,619

	$(6,225)	$443

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2005	2004
Discount rate	5.50%	5.75%
Rate of increase in salaried compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.75%

We use a December 31 measurement date for the plan.

The accumulated benefit obligation for the plan was $52,195 and $46,947 as of December 31, 2005 and 2004, respectively.

Our pension plan weighted-average asset allocation at December 31, 2005 and 2004, by asset category was as follows:

Asset Category	2005	2004
Equity securities	69.0%	69.0%
Debt securities	30.0%	30.0%
Other	1.0%	1.0%

Total	100.0%	100.0%

A Pension Committee (the Committee), on behalf of Alliance Laundry as the plan administrator, was appointed to manage the operations and administration of the pension plan and related trust. The Committee has an investment policy statement for the pension plan that establishes target asset allocation ranges by asset type, plan objectives, securities guidelines for money managers, evaluation benchmarks and control procedures. The midpoint of the asset allocation ranges for the above listed asset classes are as follows: Equity securities 63%, Debt securities 34%, and Other (cash and cash equivalents) 3%. The Committee is committed to diversification to reduce the risk of large losses. To that end, the investment policy requires that each asset class will be diversified, multiple money managers with differing styles of management will be employed, and equity exposure will be limited to 78% of the total portfolio value. On a quarterly basis, the Committee and an external investment advisor review progress towards achieving the pension plan and individual money managers’ performance objectives.

In addition to providing pension benefits, we provide certain health care benefits for retired employees upon early retirement, up to age 65. Employees with more than 10 years of service are eligible for these benefits if they reach age 62 while working for us. Retiree health plans are paid for in part by employee contributions, which are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees and their covered dependents.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Our net post-retirement benefit cost for the periods from January 28, 2005 through December 31, 2005 and January 1, 2005 through January 27, 2005, and the years ended December 31, 2004 and December 31, 2003, included the following components:

	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Years Ended December 31,
			2004	2003
	Successor	Predecessor	Predecessor	Predecessor
Service cost benefits earned during the period	$96	$11	$92	$63
Interest cost on projected benefit obligation	107	11	108	90
Net amortization and deferral	(19)	10	103	81

Net postretirement benefit cost	$184	$32	$303	$234

Assumptions used in determining the net post-retirement benefit cost were as follows:

	2005	2004
Discount rate	5.75%	6.25%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plan at December 31:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$2,298	$1,730
Service cost	107	92
Interest cost	118	108
Actuarial loss	(133)	522
Benefits paid	(151)	(154)

Benefit obligation at end of year	$2,239	$2,298

Change in plan assets:
Employer contributions	$151	$154
Benefits paid	(151)	(154)

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,239)	$(2,298)
Unrecognized transition obligation	—	363
Unrecognized actuarial net loss	(113)	1,411

Accrued benefit cost	$(2,352)	$(524)

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2005	2004
Discount rate	5.50%	5.75%
Rate of increase in salaried compensation levels	4.00%	4.00%

We use a December 31 measurement date for this plan.

An 11% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2005 to determine the benefit obligation at the end of the year. An 11% annual rate of

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

increase in the per capita cost of covered health care benefits was assumed in 2004. The rate in 2005 was assumed to decrease gradually to 6% until 2010 and remain at that level thereafter. The rate in 2004 was assumed to decrease gradually to 6% until 2010 and remain at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 2005 by approximately $214 and increase the total of service and interest cost by approximately $29. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated post-retirement benefit obligation as of December 31, 2005 by approximately $183 and decrease the total service and interest cost by approximately $24.

Projected benefit payments from the plans as of December 31, 2005 are estimated as follows:

Year	Pension	Retiree Medical
2006	$2,763	$133
2007	2,834	152
2008	3,033	141
2009	3,246	122
2010	3,593	144
2011 - 2015	19,727	695

We currently anticipate making an additional voluntary contribution in 2006 of approximately $1.0 million to the pension plan.

Our post-retirement health care plan provides for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” any measures of our accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the Act on the plans. Because our post-retirement health care plan does not provide prescription drug benefits beyond age 65 (general eligibility for Medicare Part D), the Medicare Act will have no effect on our accumulated post-retirement benefit obligations or net periodic post-retirement benefit cost.

Eligible employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contribute amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Total expense for ALCAP was $1.2 million, $1.1 million, and $1.0 million, for 2005, 2004 and 2003, respectively.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Deferred Compensation Agreements

In connection with the Recapitalization and related transactions, the Company and Raytheon entered into deferred compensation agreements with certain executives, whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provided for the deferral of compensation until the earlier of (i) the payment of a lump sum (the “Benefit Amount”) to the executive ten years after the date of such agreement, regardless of whether the executive is employed by the Company as of such date or (ii) the payment of the Benefit Amount upon the occurrence of certain events described therein. The consolidated balance sheet at December 31, 2004 included a long-term liability of $2.0 million related to such agreements. The amounts owed under these deferred compensation agreements were paid in full upon the closing of the Acquisition.

In addition, we established the Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan. The Plan provided certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the Plan. As of December 31, 2004, the amounts owed under the nonqualified deferred compensation plan totaled $1.3 million. This plan was terminated in 2005 and the amounts owed under this Nonqualified Deferred Compensation Plan were paid in full following the closing of the Acquisition.

Note 17 – Related Party Transactions:

Post-Closing Retention Bonuses

On January 27, 2005, in connection with the Acquisition, the Company entered into new retention bonus agreements with certain members of management. Under the retention bonus agreements, these executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable upon the two year anniversary of the sale date under these agreements is approximately $2.3 million. For the period ended December 31, 2005, we recognized $1.1 million of expense related to these agreements.

ALH Stock Option Plan

On January 27, 2005, in connection with the Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Acquisition, ALH granted 130,000 stock options representing an aggregate of 10% of the fully diluted common shares of ALH among certain members of management. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 40% of the option pool will be “performance options” that will have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

ALH. Based upon a valuation of these stock options, for the period ended December 31, 2005, we recognized $1.1 million of compensation expense. None of these options have been terminated or exercised as of December 31, 2005.

Pre-Acquisition Executive Unit Purchase Agreements

Certain members of management of the Company had entered into executive unit purchase agreements (the “Purchase Agreements”) which governed the Executives’ investment in their common membership interests of the Company prior to the Acquisition. The Purchase Agreements included vesting provisions for certain Class M, Class B and Class C Units which were issued as an incentive for the Executive’s retention and future performance. The Class M, Class B and Class C Units were purchased by the Executives at a nominal value based upon the subordinated nature of such interests.

Based upon a valuation of these and all other previously issued incentive units, for the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of these units as of the Acquisition date. We recognized incentive unit compensation expense of $5.6 million for the year ended December 31, 2004. There was no incentive unit compensation expense recognized in 2003.

Stockholders Agreement

Upon the consummation of the Acquisition and related transactions, ALH, OTPP and certain management stockholders entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement contains customary terms, including, among other things, terms regarding transfer restrictions, tag-along rights, drag-along rights, calls and preemptive rights. The Stockholders Agreement places certain restriction on the transfer of shares of common stock. Additionally, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to a third party in a liquidity event (as defined in the Stockholders Agreement).

Pre-Acquisition Junior Subordinated Promissory Notes

In May 1998, Alliance Holdings’ predecessor issued a junior subordinated promissory note in the principal amount of $9.0 million, plus accrued interest, due August 21, 2009, to Raytheon. All outstanding junior subordinated promissory notes were repaid in connection with the consummation of the Transactions on January 27, 2005.

Pre-Acquisition Preferred Interests

In May 1998, Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon. In September 2003, these preferred membership interests were sold to affiliates of each of TCW and Sankaty. We redeemed all preferred membership interests in connection with the consummation of the Transactions on January 27, 2005.

Pre-Acquisition Management Investor Promissory Notes

We entered into promissory notes (the “Promissory Notes”), aggregating approximately $1.8 million with certain members of management to help finance the purchase of Common Units in the Company as of May 5, 1998. All outstanding Promissory Notes were repaid in connection with the consummation of the Transactions on January 27, 2005.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Pre-Acquisition Management Services Agreement

In May 1998, we entered into a management services agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by us and Bain LLC. In exchange for services, Bain LLC will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by us and of each financing or refinancing (currently approximately 1.0% of total financings). Under this agreement, we recognized management services expense of $0.1 million for the period ended January 27, 2005, and management services expense of $1.0 million and $1.0 million for the years ended December 31, 2004 and December 31, 2003, respectively. Additionally, pursuant to the Management Services Agreement, transaction fees paid to Bain in the period ended January 27, 2005 related to the Acquisition totaled $4.6 million.

Note 18 – Segment Information:

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into two reportable segments. Commercial laundry equipment, including sales to domestic and international markets, are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to the Company’s finance program which supports its commercial laundry operations. Our other reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Service parts is not considered a separate segment, in that the service operations are required to support both commercial laundry and consumer laundry segments, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment, and accounts payable are not reviewed by segment by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines.

The Company’s primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for its operating units, the Company also does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The Company does not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments are as follows (in millions):

	January 28, 2005 through December 31, 2005		January 1, 2005 through January 27, 2005		2004		2003
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
	Successor		Predecessor		Predecessor		Predecessor
Commercial laundry	$251.0	$83.1	$17.3	$4.6	$239.2	$77.8	$230.7	$70.1
Consumer laundry	8.3	(0.3)	0.2	—	3.6	0.2	—	—
Service parts	37.3	15.7	3.2	1.5	38.2	16.4	36.9	15.3

	$296.6	98.5	$20.7	6.1	$281.0	94.4	$267.6	85.4

Other manufacturing costs		(27.6)		(1.0)		(12.4)		(6.8)

Gross profit as reported		$70.9		$5.1		$82.0		$78.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

Our audits of the consolidated financial statements referred to in our reports dated February 28, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company had a change in ownership as of January 27, 2005 which resulted in a new basis of accounting.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 28, 2006

Alliance Laundry Holdings LLC

Schedule II - Valuation and Qualifying Accounts

(Dollars in Thousands)

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions	Balance at End of Period
Period ended:
December 31, 2003 (Predecessor)	$207	66	16	$257
December 31, 2004 (Predecessor)	$257	61	195	$123
January 27, 2005 (Predecessor)	$123	1	(7)	$131
December 31, 2005 (Successor)	$131	138	165	$104

Inventory Valuation Reserves:

	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions	Balance at End of Period
Period ended:
December 31, 2003 (Predecessor)	$2,195	685	1,294	$1,586
December 31, 2004 (Predecessor)	$1,586	689	956	$1,319
January 27, 2005 (Predecessor)	$1,319	223	58	$1,484
December 31, 2005 (Successor)	$1,484	217	185	$1,516

Notes Receivable Reserve:
	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions	Balance at End of Period
Period ended:
December 31, 2003 (Predecessor)	$1,300	1,844	1,444	$1,700
December 31, 2004 (Predecessor)	$1,700	700	870	$1,530
January 27, 2005 (Predecessor)	$1,530	108	102	$1,536
December 31, 2005 (Successor)	$1,536	(597)	31	$908

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no changes in our internal controls over financial reporting during the three month period ended December 31, 2005 or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies Alliance Laundry’s executive officers and key employees, as well as the members of the board of directors of ALH. As limited liability companies, neither Alliance Laundry nor Alliance Holdings has a board of directors and neither entity has a board of managers. The ultimate function of a board of directors for both Alliance Laundry and Alliance Holdings is fulfilled by the board of directors of ALH. We therefore disclose the identity of the directors of ALH because they have the power to direct decisions made by our managing member.

Name	Age	Position
Thomas F. L’Esperance	57	Chief Executive Officer, President and Director
Jeffrey J. Brothers	59	Senior Vice President, Sales and Marketing
Bruce P. Rounds	49	Vice President, Chief Financial Officer
R. Scott Gaster	53	Vice President, General Manager Ripon Operations
Robert J. Baudhuin	44	Vice President, General Manager Marianna Operations
Scott L. Spiller	55	Vice President, Chief Legal Officer, Secretary
Robert T. Wallace	50	Vice President, Corporate Controller
William J. Przybysz	61	Vice President, Strategic Projects
Lee L. Sienna	54	Director
Shael J. Dolman	34	Director
Charles J. Philippin	55	Director

Thomas F. L’Esperance has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. He has been our President since March 1996, and additionally our Chief Executive Officer since May 1998. From June 1991 to 1996 Mr. L’Esperance served as president for Caloric Corporation and Amana Home Appliances. Prior to that time, Mr. L’Esperance held several executive management positions with Raytheon.

Jeffrey J. Brothers has been our Senior Vice President of Sales and Marketing since October 1989. He has been employed with us since 1977. Mr. Brothers has been involved in sales for us since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

Bruce P. Rounds joined us in 1989 as Vice President of Finance and was promoted to his current position in February 1998. He held the position of Vice President, Business Development, from 1996 to 1998. Before joining us, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a certified public accountant.

R. Scott Gaster joined us as Vice President, Procurement and Materials, in June 1995. He became the Vice President of Washer and Dryer Operations in July 1997 and Tumbler Operations in August 1998. In December of 2003 Mr. Gaster was promoted to Vice President, General Manager Ripon Operations. Mr. Gaster has also retained his former purchasing responsibilities. Prior to joining us, he was employed by GKN Automotive, Inc. from 1979 to 1995 in such positions as Director of Procurement and Logistics, Corporate Purchasing Agent and Purchasing Manager.

Robert J. Baudhuin has been our Vice President, General Manager Marianna Operations since October 2005. He has been employed with us since 1992. Mr. Baudhuin has held various management positions with us which include Vice President Product Management and Customer Support, and Ripon Plant Manager. Prior to joining us, he served in various engineering and quality assurance positions for seven years with Maysteel Corporation.

Scott L. Spiller had been our Vice President of Law & Human Resources, General Counsel and Secretary since February 1998 but he assumed the new title of Vice President, Chief Legal Officer and Secretary for Alliance Laundry in June 2004. From April 1996 to February 1998, Mr. Spiller was practicing law as a sole practitioner. Prior to that, he was our General Counsel and Secretary for ten years.

Robert T. Wallace has been our Vice President, Corporate Controller since June 1996. He held positions as Controller and Manager—Reporting and Analysis for us from 1990 to 1996. Mr. Wallace’s previous experience includes two years as Controller of Alcolac (chemicals), four years as Manager of Reporting and Analysis with Mueller Company, five years with Ohmeda and two years with Price Waterhouse. He is a certified public accountant.

William J. Przybysz rejoined us in May 2000 as Vice President, General Manager Marianna, Florida operations and was named to Vice President, Strategic Projects in October of 2005. Previously he had been with us as Vice President of Logistics and Material from 1990 through 1993. From 1993 through February of 2000 he was the Vice President and General Manager of Amana Central Heating and Air Conditioning Division based in Fayetteville, Tennessee. Mr. Przybysz’s prior experience includes ten years in various management positions with Whirlpool Corporation and eight years of management experience with Wheelhorse Products (since acquired by The Toro Company).

Shael J. Dolman has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a director of Worldspan Technologies Inc. and The Hillman Group Inc.

Lee L. Sienna has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005 and is currently the Chairman of the Board. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He is a director of Samsonite Corporation. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.

Charles J. Philippin has been a member of the Board of Directors of ALH since May 1, 2005, and is currently the chair of the audit committee of the Board. Mr Philippin has been a principal of Garmark Advisors since 2002. From 2000 through 2002, Mr. Philippin was CEO of Online Retail Partners. From 1994 through 2000, Mr. Philippin was a member of the management committee of Investcorp International Inc. Prior to 1994, Mr. Philippin was a partner of PriceWaterhouseCoopers and was National Director of Mergers & Acquisitions. He currently serves on the Board of Directors of Samsonite Corporation, CSK Auto and Competitive Technologies. Mr. Philippin is also a Certified Public Accountant and received a Bachelor’s Degree from Columbia School of Engineering and Applied Sciences.

Board of Directors Committees

Alliance Laundry is a limited liability company, and the ultimate function of our board of directors is fulfilled by the board of directors of ALH which is the single managing member of Alliance Laundry’s parent, Alliance Laundry Holdings LLC.

The audit committee of the Board of Directors is comprised of Messrs. Charles J. Philippin, Lee L. Sienna and Shael J. Dolman. Messrs. Phillipin, Sienna and Dolman qualify as “audit committee financial experts,” as defined by Securities and Exchange Commission Rules, based on their education, experience and background. Mr. Philippin serves as the committee chair and is an independent member of the Board of Directors. The audit committee will, among other things, recommend the annual appointment of auditors with whom the audit committee will review the scope of audit and non-audit assignments and related fees, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

The compensation committee of the Board of Directors is comprised of Messrs. Lee L. Sienna and Shael J. Dolman. The compensation committee will, among other things, review and approve the compensation and benefits of our executive officers, administer our employee benefit plans, authorize and ratify stock option grants and other incentive arrangements, and authorize employment and related agreements.

Board of Directors and Officers of Alliance Laundry Corporation

Upon the consummation of the Transactions, Mr. L’Esperance was appointed the sole member of the Board of Directors of ALC, and Lee L. Sienna and Shael J. Dolman were appointed the President and Secretary of ALC, respectively. On February 28, 2005, Bruce P. Rounds and Scott S. Spiller were appointed Vice President, Chief Financial Officer and Assistant Secretary of ALC, respectively.

Code of Ethics

On February 28, 2005, ALH, ALC and the manager and sole member of each of Alliance Laundry Holdings LLC and of Alliance Laundry Systems LLC adopted a code of ethics (“Code”) that applies to our Board of Directors of ALH and the officers of ALH and its subsidiaries, including our principal executive officer, principal financial officer, principal accounting manager and controller of ALH and all of its subsidiaries. This Code supersedes the code of ethics adopted by the Board of Managers of Alliance Laundry Holdings LLC on March 4, 2004. We filed the Code as Exhibit 14.1 to our Annual Report on Form 10-K for 2004 and it is available to any person upon request by calling 920-748-3121.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to us for 2005 and 2004 of those persons who served as (i) the chief executive officer during 2005 and (ii) the other four most highly compensated executive officers of our Company for 2005 (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		All Other Compensation($)
Thomas F. L’Esperance	2005	348,144	408,223	67,390	(1)	2,815,825	(2)
Chief Executive Officer	2004	334,560	408,223	20,422	(1)	6,500
	2003	318,360	481,706	19,560	(1)	6,000

Jeffrey J. Brothers	2005	175,080	76,349	16,107	(1)	627,652	(2)
Senior VP, Sales and Marketing	2004	169,164	76,348	13,625	(1)	2,537
	2003	159,466	85,625	12,582	(1)	4,389

Bruce P. Rounds	2005	173,028	75,878	16,950	(1)	654,756	(2)
VP, Chief Financial Officer	2004	166,368	75,878	9,582	(1)	4,991
	2003	158,304	83,432	8,082	(1)	4,749

R. Scott Gaster	2005	179,232	76,823	17,432	(1)	589,777	(2)
VP, Washer, Dryer and	2004	173,172	76,823	10,040	(1)	5,195
Tumbler Operations	2003	166,309	87,842	8,405	(1)	4,989

William J. Przybysz	2005	180,960	78,614	—		345,866	(2)
VP, Strategic Projects	2004	174,840	78,614	—		5,245
	2003	167,904	96,199	—		5,037

(1)	Represents gross-up amounts paid for non-deductible fringe benefits provided by the Company.
(2)	Includes change of control bonuses paid on January 27, 2005.

Employment Agreement

In connection with the consummation of the Acquisition, the Company amended and restated its employment agreement with Thomas F. L’Esperance. Mr. L’Esperance’s employment agreement with us automatically renews for one-year periods beginning on May 4, 2005 of each year unless the Company or Mr. L’Esperance provides written notice not to renew the agreement. Such agreement provides for: (i) a minimum base salary and participation in an annual bonus program so long as we employ Mr. L’Esperance; (ii) severance benefits; (iii) non-competition, non-solicitation and confidentiality agreements; and (iv) other terms and conditions of Mr. L’Esperance’s employment.

Severance Protection Agreements

In connection with the Acquisition, the Company entered into new executive severance protection agreements with each of Messrs. Brothers, Rounds, Gaster, Przybysz, Wallace, and Spiller. Under the new agreements, the executives are entitled to 12 months salary and benefits continuation, plus a pro-rata bonus for the year of termination, in the event of an involuntary termination without cause by the Company. In consideration of the enhanced severance benefits, the executives agreed to be bound by certain post-termination of employment restrictive covenants.

Change of Control Bonus Arrangements

The Company entered into agreements with each of Messrs. L’Esperance, Brothers, Rounds, Gaster, Przybysz, Wallace, and Spiller providing for the payment of special bonuses to the executives upon the closing of the Acquisition, subject generally to their continued employment with the Company through such date. The aggregate amount of change of control bonuses paid under these agreements on January 27, 2005 was $6.2 million.

Retention Bonuses

In connection with the Acquisition, the Company entered into new retention bonus agreements with each of Messrs. L’Esperance, Brothers, Rounds, Gaster, Przybysz, Wallace, and Spiller. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable upon the two year anniversary of the sale date under these agreements is approximately $2.3 million.

Investment in ALH

In connection with the Acquisition, each of Messrs. L’Esperance, Brothers, Rounds, Gaster, Baudhuin, Przybysz, Wallace, and Spiller acquired newly issued shares of common stock of ALH. The aggregate amount of ALH common shares acquired by these executive officers on the closing date of the Acquisition was approximately $7.6 million. In addition, in connection with the Acquisition, our other management employees acquired (directly or indirectly) approximately $2.0 million of newly issued shares of ALH common stock pursuant to a management share offering in exchange for equity interests in Alliance Holdings and cash.

ALH Stock Option Plan

ALH established a new stock option plan, primarily for the benefit of the Company’s executive officers. As of the closing date of the Acquisition, ALH granted stock options representing 10% of the fully diluted common shares of ALH among Messrs. L’Esperance, Brothers, Przybysz, Rounds, Gaster, Wallace, and Spiller. The exercise price for the options is equal to the closing date value of the common shares. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of the Company. The remaining 40% of the option pool will be “performance options” that will have the opportunity to vest in five annual installments based on the Company’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2006 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH.

Executive Unit Purchase Agreement

In 1998, each of our then executive officers entered into executive unit purchase agreements. Such agreements governed the sale to the executive officers of common membership interests of Alliance Laundry Holdings LLC in exchange for cash and/or a promissory note from the executive and provided for repurchase rights and restrictions on transfer of the common units. We terminated these agreements upon the closing of the Acquisition in connection with ALH’s purchase of all outstanding units.

Deferred Compensation Agreements

In May 1998, Raytheon, Alliance Laundry and our predecessor entered into deferred compensation agreements with certain of our executive officers, including Messrs. L’Esperance, Gaster, Brothers, and Rounds whereby we assumed certain long-term compensation obligations earned by management under programs established by Raytheon. Such agreements provide for the deferral of compensation until the earlier of (i) the payment of a lump sum benefit amount to each such executive officer ten years after the date of such agreement, regardless of whether such executive officer is employed by us as of such date or (ii) the payment of the benefit amount upon the occurrence of certain events described therein. The amounts owed under these deferred compensation agreements were paid in full upon the closing of the Acquisition.

Nonqualified Deferred Compensation Plan

The Alliance Laundry Holdings LLC Nonqualified Deferred Compensation Plan provides certain eligible employees and members with the opportunity to defer portions of their base salary, bonus payments and other payments in accordance with the provisions of the plan. Certain employees received an accelerated payout of their accrued deferred compensation amounts upon the closing of the Acquisition. As of December 31, 2005, neither employees nor members of Alliance Holdings may defer any portion of their compensation under the plan. This plan was terminated effective March 11, 2005.

Pension Plan

Substantially all of our eligible salaried employees, including our executive officers, are covered under the Alliance Laundry Systems Pension Plan. The cost of the pension plan is borne entirely by us. The pension plan, pertaining to eligible salaried employees, is a defined benefit cash balance plan. Under this plan, an account is established for each participant in which pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s remuneration adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table
Total of Age and Years of Service	Base Remuneration Credit Rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $57,809 (indexed for years after 2005) at the lesser of 5% or the percentage used per the above table. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 3.75% for 2005. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $210,000 in 2005. A participant vests in his benefits accrued under the Pension Plan after five years of service.

Respective years of benefit service under the Pension Plan, through December 31, 2005, are as follows: Mr. L’Esperance, 7; Mr. Brothers, 26; Mr. Rounds, 16; Mr. Gaster, 9; and Mr. Przybysz, 5.

Savings Plan

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Employees are permitted to defer a portion of their income under this plan and we will provide a matching contribution equal to 50% of the first 6% of the employee’s contribution.

Compensation of Directors

Mr. Phillipin is paid a fee of $30,000 per year as a member of the Board of Directors and a fee of $10,000 per year for his role as audit committee chair. In addition, Mr. Phillipin is paid a meeting fee of $1,250 for each board meeting attended and $1,000 for each audit committee attended. Non-independent directors receive no fees, but all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

Compensation Committee Interlocks and Insider Participation

(A) We do not have any items to report related to Management Resources, Nominating and Compensation Committee interlocks or insider participation relationships with the Company by its members.

(B) No executive officer of the Company served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served on the compensation committee of the Company. No executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee of the Company. No executive officer of the Company served as a member of the compensation committee (or other board or board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ALH indirectly owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth the beneficial ownership as of March 15, 2005 of ALH, of:

•	each person or entity known to us to own 5% or more of ALH common stock;

•	each member of ALH’s board of directors;

•	each of our named executive officers; and

•	all members of ALH’s board of directors and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of

March 9, 2006 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Alliance Laundry Systems LLC, P.O. Box 990, Shepard Street, Ripon, Wisconsin 54971.

	Common Stock
	Number of Shares Beneficially Owned (1)	Percentage of Shares Owned (1)
OTPP	1,074,145	91.8%
Thomas F. L’Esperance	33,900	2.9
Jeffrey J. Brothers	9,989	0.9
Bruce P. Rounds	7,872	0.7
R. Scott Gaster	8,931	0.8
Robert J. Baudhuin	2,000	0.2
Scott L. Spiller	14,340	1.2
Robert T. Wallace	11,547	1.0
William J. Przybysz	2,921	0.2

All employee directors and executive officers as a group(2)	75,900	6.5

Shael J. Dolman(3)(4)	1,074,145	91.8
Lee L. Sienna(3)(4)	1,074,145	91.8

(1)	The number of shares beneficially owned by the executives named in this table, as well as the corresponding percentage of shares owned, includes the management equity that such executives, or individual retirement accounts owned by such executives or their spouses, acquired in connection with the consummation of the Transactions. For each individual named in this table, the number of shares beneficially owned, as well as the corresponding percentage of shares owned, also includes vested stock options.
(2)	Does not include the shares of ALH common stock held by OTPP with respect to which Messrs. Dolman and Sienna may be deemed to have the power to dispose as described in footnote (4) below.
(3)	The address of each of Messrs. Dolman and Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.
(4)	Represents the shares of ALH common stock held by OTPP. Messrs. Dolman and Sienna may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP, and each expressly disclaims beneficial ownership of such shares.

DESCRIPTION OF CAPITAL STOCK

All of Alliance Laundry’s issued and outstanding equity interests are owned by Alliance Holdings and all of Alliance Holdings’ equity interests are owned by ALH. The following is a summary description of ALH’s capital stock and certain terms of its amended and restated certificate of incorporation and its amended and restated by-laws, which became effective upon the consummation of the Transactions.

Authorized Capitalization

ALH’s authorized capital stock consists of:

•	1,500,000 shares of common stock, par value $0.01 per share of which 1,170,000 shares are issued to OTPP and members of our management in connection with the Acquisition, and of which 130,000 stock options related to the right to acquire shares have been granted to certain members of management; and

•	50,000 shares of preferred stock, par value $0.01 per share, of which no shares are issued and outstanding.

The shares of common stock issued in connection with the consummation of the Transactions are fully paid and non-assessable. The rights and privileges of holders of the common stock are subject to any series of preferred stock that ALH may issue in the future and to the stockholders agreement. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

Common Stock

Voting. Except as otherwise required by Delaware law, at every annual or special meeting of stockholders, every holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders and do not have cumulative voting rights.

Dividends. Holders of common stock are entitled to receive proportionately any dividends that may be declared by the board of directors of ALH, subject to the preferences and rights of any shares of preferred stock.

Board of Directors. The amended and restated by-laws of ALH provide that the board of directors of ALH initially consists of three members, each of whom was elected by the holders of the outstanding common stock of ALH. The amended and restated certificate of incorporation and the amended and restated by-laws provide that the number of directors is fixed and may be increased or decreased from time to time by OTPP, but the board of directors will at no time consist of fewer than three directors. The amended and restated certificate of incorporation provides that no director will be personally liable to ALH or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent that this limitation on or exemption from liability is not permitted by the Delaware General Corporation Law (the “DGCL”) and any amendments to that law. ALH’s organizational documents include provisions that eliminate, to the extent allowable under the DGCL, the personal liability of directors or officers for monetary damages for actions taken as a director. They also provide that ALH must indemnify directors and officers against, and if such indemnification is unavailable, advance to directors and officers expenses incurred in defending against certain such actions against such persons. ALH is also expressly authorized to carry directors’ and officers’ insurance for its directors and officers for some liabilities. See “—Voting Agreements” below.

Voting Agreements. In connection with the consummation of the Acquisition, ALH entered into a stockholders agreement with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the board of directors of ALH for so long as he serves as the chief executive officer. OTPP has the right to designate a majority of the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

Preferred Stock

ALH’s amended and restated certificate of incorporation provides that it may issue shares of its preferred stock in one or more series as may be determined by its board of directors. ALH’s board of directors has broad discretionary authority with respect to the rights to issue series of its preferred stock and may take several actions without any vote or action of the holders of its common stock, including:

•	determining the number of shares to be included in each series;

•	fixing the designation, powers, preferences and relative rights of the shares of each series and any qualifications, limitations or restrictions with respect to each series, including provisions related to dividends, conversion, voting, redemption and liquidation, which may be superior to those of ALH’s common stock; and

•	increasing or decreasing the number of shares of any series of preferred stock.

The authorized shares of ALH’s preferred stock, as well as shares of its common stock, are available for issuance without action by its common stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which its securities may be listed or traded.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

Concurrently with the closing of the Acquisition, ALH entered into a stockholders agreement (the “Stockholders Agreement”) with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The stockholders agreement provides that Thomas F. L’Esperance will be a member of the board of directors of ALH for so long as he serves as the chief executive officer. OTPP has the right to designate the other directors. The stockholders agreement provides that the other parties to the stockholders agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP.

The stockholders agreement contains customary terms, including, among other things, terms regarding transfer restrictions, tag-along rights, drag-along rights, calls and preemptive rights. The stockholders agreement generally restricts the transfer of shares of common stock owned by the employees and the entities affiliated with such employees, or collectively, the management stockholders, who are or who become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or to family members, so long as the transferee agrees to be bound by the terms of the stockholders agreement.

In addition, the management stockholders have “tag-along” rights to sell their shares on a pro rata basis with OTPP in sales to third parties at any time after the six month anniversary of the Acquisition, subject to certain exceptions. Similarly, OTPP has “drag-along” rights to cause the management stockholders to sell their shares on a pro rata basis with OTPP to an independent third party in a liquidity event (as defined in the stockholders agreement). The management stockholders are subject to “call” rights, which entitle ALH to require a management stockholder to sell ALH shares of common stock held by such management stockholder, upon any termination of the employment of the management stockholder, or the employee affiliated with such stockholder, with ALH or its subsidiaries, at differing prices, depending upon the circumstances of the termination. The stockholders agreement also contains a provision that requires ALH to offer the management stockholders, as long as such management stockholder or the employee affiliated with such management stockholder is employed by ALH or its subsidiaries at such time, the right to purchase equity securities of ALH in a new issuance to OTPP on a pro rata basis, subject to certain exceptions. Certain of the foregoing provisions of the stockholders agreement terminates upon the consummation of an initial public offering (as defined in the stockholders agreement).

Registration Rights Agreement

Concurrently with the closing of the Acquisition, ALH entered into a registration rights agreement with OTPP and the parties to the stockholders agreement. Pursuant to this agreement, OTPP has the right to make an unlimited number of requests that ALH register its shares under the Securities Act at ALH’s expense. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, in the event that ALH proposes to register any of its shares (other than registrations related to benefit plans and certain other exceptions), all of the holders of registration rights under the agreement have the right to include their shares in the registration statement at ALH’s expense, subject to certain conditions. In connection with all such registrations, ALH has agreed to indemnify all holders of registration rights under the agreement against certain liabilities, including liabilities under the Securities Act.

Predecessor Junior Subordinated Promissory Notes

In May 1998, Alliance Holdings’ predecessor issued a junior subordinated promissory note in the principal amount of $9.0 million, plus accrued interest, due August 21, 2009, to Raytheon. All outstanding junior subordinated promissory notes were repaid in connection with the consummation of the Transactions.

Predecessor Preferred Interests

In May 1998, Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon. In September 2003, these preferred membership interests were sold to affiliates of each of TCW and Sankaty. These preferred membership interests were redeemable at a redemption price of $6.0 million upon a change of control or certain other liquidity events. We redeemed all preferred membership interests in connection with the consummation of the Transactions on January 27, 2005.

Predecessor Management Investor Promissory Notes

In May 1998, we entered into promissory notes aggregating approximately $1.8 million with certain members of management to help finance the purchase of common units in Alliance Holdings’ predecessor. Management repaid these promissory notes in connection with the consummation of the Transactions.

Predecessor 1998 Executive Unit Purchase Agreements

Certain members of our management entered into executive unit purchase agreements which governed these executives’ investments in the common membership interests of Alliance Holdings’ predecessor. These unit purchase agreements were terminated in connection with the consummation of the Transactions.

Predecessor Management Fees

We paid Bain Capital Partners LLC an annual management fee of $1.0 million in 2004 pursuant to a management services agreement. In addition, in connection with the consummation of the Transactions, we paid to Bain Capital Partners LLC and Bruckmann, Rosser, Sherrill & Co. fees of $7.0 million. The management service agreement pursuant to which such fees were paid was terminated in connection with the consummation of the Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For 2005, the audit committee pre-approved the continuation of PricewaterhouseCoopers LLP for audit, audit related and tax related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2005 and 2004, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Alliance by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, during 2005 were pre-approved by the Board of Directors.

	2005	2004
	(in thousands)
Audit Fees (1)	$846.3	$1,327.0
Audit –Related Fees(2)	120.9	831.6
Tax Fees(3)	208.5	126.9
All Other Fees(4)	—	10.3

Total	$1,175.7	$2,295.8

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews and out-of-pocket expenses billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and the review of financial statements included in Form 10-Q. In 2004, audit fees include approximately $1,028.8 of fees associated with the comfort letter and assistance with the review of documents filed with the SEC for various public filings associated with a public offering of Income Deposit Securities.

(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP. The audit-related fees for 2005 include services for consultations concerning acquisition related matters and related reporting standards and consultation regarding matters related to the ALERT2005 financing facility. The audit-related fees for 2004 include services for consultations concerning financial accounting and reporting standards associated with a public offering of Income Deposit Securities.
(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Other fees in 2004 relate to transitional services to move pension actuarial valuations to Mercer. There were no other fees in 2005.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 120.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits” on pages 122 through 127.

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits” on pages 122 through 127.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 120.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 9th day of March 2006.

Signature	Title	Date
/s/ Thomas F. L’Esperance	Chief Executive Officer and President	3/9/06
Thomas F. L’Esperance

/s/ Bruce P. Rounds	Vice President, Chief Financial Officer and Chief Accounting Officer	3/9/06
Bruce P. Rounds

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 9, 2006, by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Thomas F. L’Esperance
Thomas F. L’Esperance Chief Executive Officer and President

/s/ Lee L. Sienna
Lee L. Sienna Director

/s/ Shael J. Dolman
Shael J. Dolman Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders, proxy statements or forms of proxies or other proxy soliciting materials have been or will be sent to any of the Registrant’s stockholders.

Item 15(a)(1), (2) and (3), and 15(b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets as of December 31, 2005 (Successor) and December 31, 2004 (Predecessor)	59

Consolidated Statements of Income for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor) and December 31, 2003 (Predecessor)	60

Consolidated Statements of Member(s) Equity (Deficit) and Comprehensive Income (Loss) for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	61

Consolidated Statements of Cash Flows for the period January 28, 2005 through December 31, 2005 (Successor); the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor) and December 31, 2003 (Predecessor)	62

Notes to Consolidated Financial Statements	63

Financial Statement Schedules:

The following consolidated financial statement schedule of Alliance Laundry Holdings LLC is included in Item 15(a)

Schedule II Valuation and Qualifying Accounts	102

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To

2.1	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, by and among ALH Finance LLC, Alliance Laundry Systems LLC and ALH Holding Inc.	Exhibit 2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

2.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, between ALH Finance Corporation and Alliance Laundry Corporation.	Exhibit 2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857-2)

3.1.1	Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.3	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1 to Alliance Laundry Systems LLC’s Form S-4, Amendment No. 1, dated July 2, 1998 (file no. 333-56857-2))

3.1.4	Certificate of Amendment to Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.5	Certificate of Merger of ALH Finance LLC with and into Alliance Laundry Systems LLC.	Exhibit 3.1.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.6	Amended Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.1.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.7	Certificate of Merger of ALH Finance Corporation with and into Alliance Laundry Corporation.	Exhibit 3.1.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.1	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Holdings LLC, dated as of January 27, 2005.	Exhibit 3.2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To

3.2.2	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of January 27, 2005.	Exhibit 3.2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.3	Amended and Restated By-Laws of Alliance Laundry Corporation, as adopted on January 27, 2005.	Exhibit 3.2.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.1	Indenture, dated as of January 27, 2005 (the “2005 Indenture”), among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and The Bank of New York Trust Company N.A., as trustee.	Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.2	Form of Senior Subordinated Note.	Included in Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.3	Supplemental Indenture to the 2005 Indenture, dated January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation and Lehman Brothers.	Exhibit 4.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.4	Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and the Initial Purchasers named therein.	Exhibit 4.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC and the Initial Purchasers named therein.	Exhibit 4.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.6	Credit Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.7	Guarantee and Collateral Agreement, dated as of January 27, 2005, made by Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, and Alliance Laundry Corporation in favor of Lehman Commercial Paper Inc.	Exhibit 4.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To

4.10	Supplemental Indenture to the 1998 Indenture, dated January 20, 2005, among Alliance Holdings, Inc., Alliance Laundry Systems LLC, Alliance Laundry Corporation and The Bank of New York as trustee.	Exhibit 4.10 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.1	Unit Purchase Agreement, dated as of December 7, 2004, by and among Alliance Laundry Holdings LLC, its Securityholders and ALH Holding Inc. and the sellers named therein.	Exhibit 10.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Holding Inc. and the sellers named therein.	Exhibit 10.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.11*	Supply Agreement dated as of January 4, 2006, by and among Coinmach Corporation (hereinafter, “Buyer”), and Alliance Laundry Systems LLC, (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).

10.12	Agreement by and between Alliance Laundry Systems LLC and The United Steelworkers of America Local 1327 Ripon, Wisconsin, executed and accepted on September 28, 2005.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 10, 2005 (file no. 333-56857-2)

10.15*	Lease agreement, dated November 11, 2005 between Alliance Laundry Systems LLC (tenant) and 700 Stanton Drive, LLC (landlord)

10.20	Amended and Restated Employment Agreement, dated as of January 27, 2005, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.20 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.25	Form of Executive Severance Protection and Restrictive Covenant Agreement of Alliance Laundry Systems LLC.	Exhibit 10.25 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.26	Form of Closing Bonus Letter Agreement of Alliance Laundry Holdings LLC.	Exhibit 10.26 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.27	Executive Retention Bonus Letter Agreement, dated January 27, 2005, between Thomas F. L’Esperance and Alliance Laundry Systems LLC.	Exhibit 10.27 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To

10.28	Form of Executive Retention Bonus Letter Agreement of Alliance Laundry Systems LLC.	Exhibit 10.28 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.29	ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted on January 27, 2005.	Exhibit 10.29 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.30	Stockholders Agreement, dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.30 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.31	Registration Rights Agreement of ALH Holding Inc., dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.31 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.32	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005.	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.33	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.34	Form of Management Subscription Agreement of ALH Holding Inc.	Exhibit 10.34 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.60	Indenture, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables Trust 2005-A and The Bank of New York, as indenture trustee.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.61	Purchase Agreement, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.2 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.62	Pooling and Service Agreement, dated June 28, 2005, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2005 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2005-A as issuer.	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To

10.63	Trust Agreement, dated June 14, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.4 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.64	Administration Agreement, dated June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A, Alliance Laundry Systems LLC and The Bank of New York.	Exhibit 10.5 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.65	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2005 LLC, dated as of June 1, 2005.	Exhibit 10.6 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.66	Insurance and Indemnity Agreement, dated as of June 28, 2005, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Equipment Receivables 2005 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.7 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.67	Note Purchase Agreement, dated as of June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2005 LLC as the transferor, the Note Purchasers party hereto, IXIS Financial Products Inc. as administrative agent and as an agent, Lehman Brothers Holdings Inc. as an agent and The Other Agents Hereto.	Exhibit 10.8 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics	Exhibit 14.1 to Alliance Laundry Systems LLC’s Form 10-K, dated March 18, 2005 (file no. 333-56857-2)

21.1*	Subsidiaries of Alliance Laundry Systems LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description	Incorporated Herein By Reference To
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith