Form 10-Q
period 2006-03-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2006-05-10
CIK 1063699, 1063698, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER	333-56857
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of May 9, 2006: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended March 31, 2006

		Page No.
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 (Successor) and December 31, 2005 (Successor)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 (Successor); the period January 28, 2005 through March 31, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (Successor); the period January 28, 2005 through March 31, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	5

	Condensed Consolidated Statement of Member(s) Equity (Deficit) and Comprehensive Income (Loss) for the three months ended March 31, 2006 (Successor); the period January 28, 2005 through March 31, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART	I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$291	$5,075
Accounts receivable, net	10,105	9,056
Inventories, net	40,516	29,050
Beneficial interests in securitized accounts receivable	16,470	22,577
Deferred income tax assets	1,146	433
Prepaid expenses and other	2,801	2,139

Total current assets	71,329	68,330
Notes receivable, net	10,005	6,131
Property, plant and equipment, net	63,967	66,869
Goodwill	139,903	139,903
Beneficial interests in securitized financial assets	16,653	16,939
Deferred income tax assets	8,932	8,932
Debt issuance costs, net	10,694	11,172
Intangible assets, net	142,621	145,183

Total assets	$464,104	$463,459

Liabilities and Member(s) Equity
Current liabilities:
Current portion of long-term debt	$472	$—
Revolving credit facility	3,000	—
Accounts payable	9,573	7,866
Other current liabilities	21,344	26,500

Total current liabilities	34,389	34,366
Long-term debt:
Senior credit facility	176,550	177,000
Senior subordinated notes	149,359	149,336
Other long-term debt	978	—
Other long-term liabilities	10,509	8,924

Total liabilities	371,785	369,626
Commitments and contingencies (see Note 7)
Member(s) equity	92,319	93,833

Total liabilities and member(s) equity	$464,104	$463,459

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Net revenues	$71,479	$49,243	$20,683
Cost of sales	52,916	43,337	15,585

Gross profit	18,563	5,906	5,098

Selling, general and administrative expense	12,497	6,742	3,829
Impairment and other costs	1,828	—	—
Transaction costs associated with sale of business	—	—	18,790

Total operating expenses	14,325	6,742	22,619

Operating income (loss)	4,238	(836)	(17,521)

Interest expense	6,457	3,764	995
Loss from early extinguishment of debt	—	—	9,867

Loss before taxes	(2,219)	(4,600)	(28,383)
(Benefit) provision for income taxes	(705)	(1,669)	9

Net loss	$(1,514)	$(2,931)	$(28,392)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(1,514)	$(2,931)	$(28,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,867	4,125	526
Non-cash interest	(475)	(842)	351
Non-cash executive unit compensation	1,285	—	1,089
Non-cash trademark impairment	1,400	—	—
Non-cash debt financing write-off	—	—	5,751
Non-cash inventory expense	—	5,606	—
Deferred income tax assets	(713)	(1,668)	—
Loss on sale of property, plant and equipment	20	1	—
Changes in assets and liabilities:
Accounts receivable	(661)	(2,888)	(556)
Inventories	(11,466)	(1,610)	(1,833)
Other assets	1,889	4,011	101
Accounts payable	1,707	(22,401)	19,076
Other liabilities	(4,749)	(190)	(2,732)

Net cash used in operating activities	(7,410)	(18,787)	(6,619)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,400)	(514)	(188)
Proceeds on disposal of property, plant and equipment	26	—	—

Net cash used in investing activities	(1,374)	(514)	(188)

Cash flows from financing activities:
Principal proceeds from/(payments on) long-term debt	1,000	(2,000)	1
Net increase in revolving line of credit borrowings	3,000	—	—
Proceeds from senior term loan	—	200,000	—
Proceeds from senior subordinated notes	—	149,250	—
Repayment of long-term debt	—	(275,920)	—
Contribution from member	—	117,000	—
Distribution to old unitholders	—	(151,996)	—
Debt financing costs	—	(13,172)	—
Cash paid for capitalized offering related costs	—	(1,364)	—
Net proceeds - management note	—	—	(71)

Net cash provided by (used in) financing activities	4,000	21,798	(70)

(Decrease) increase in cash	(4,784)	2,497	(6,877)
Cash at beginning of period	5,075	4,594	11,471

Cash at end of period	$291	$7,091	$4,594

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S) EQUITY

(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Member(s) Equity (Deficit)	Management Loans	Minimum Pension Liability, Net	Unrealized Holding Gain on Residual Interests, Net	Total Member(s) Equity (Deficit)
Predecessor balances at December 31, 2004	$(131,227)	$(1,380)	$(3,619)	$1,129	$(135,097)
Net (loss) from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	(28,392)
Unrealized holding gain	—	—	—	203	203

Total comprehensive loss					$(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619	—	259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	96,576
Net (loss) from January 28, 2005 through March 31, 2005	(2,931)	—	—	—	(2,931)
Unrealized holding (loss)	—	—	—	(209)	(209)

Total comprehensive (loss)					$(3,140)

Successor balances at March 31, 2005	$92,313	$—	$—	$1,123	$93,436

Successor balances at December 31, 2005	$94,583	$—	$(751)	$1	$93,833
Net loss	(1,514)	—	—	—	(1,514)

Total comprehensive loss					$(1,514)

Successor balances at March 31, 2006	$93,069	$—	$(751)	$1	$92,319

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE	1. BASIS OF PRESENTATION

On January 27, 2005, ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”), acquired 100% of the outstanding equity interests in Alliance Laundry Holdings LLC, a Delaware limited liability company (“Alliance Holdings”). We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Acquisition.”

In connection with the closing of the Acquisition, we issued $150.0 million of 8 1/2% senior subordinated notes due January 15, 2013 (the “Senior Subordinated Notes”), established a $250.0 million senior secured credit facility (the “Senior Credit Facility”) and repaid the $110.0 million aggregate principal amount of our then outstanding 9 5/8% Senior Subordinated Notes due 2008 (the “1998 Senior Subordinated Notes”). We refer to the above financing transactions (the “Financing Transactions”), taken together with the Acquisition, as the “Transactions.”

As a result of the Transactions, activity that occurred prior to January 27, 2005 has been reflected as the Predecessor and activity that occurred after January 27, 2005 has been reflected as the Successor. We have inserted a dark vertical or horizontal line to segregate the activities of the Predecessor and Successor. The distinction between Predecessor and Successor relates to the application of purchase accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” The basis of the assets and liabilities has been reflected at fair market values in the Successor financial statements.

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended March 31, 2006 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) for a fair statement of our financial position and operating results for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although we believe the disclosures provided are adequate to prevent the information presented from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q for the period ended March 31, 2006 should be read in conjunction with the audited financial statements presented in our December 31, 2005 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission.

NOTE	2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing” which requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated results of operations and financial position.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We adopted SFAS 123R using the modified-prospective method in the first quarter of calendar year 2005.

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the first quarter of 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principles and requires retrospective application to prior period financial statements, unless impracticable to determine. The statement is a result of a broader effort by the FASB to improve comparability of financial reporting between U.S. and international accounting standards. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated results of operations and financial position.

NOTE 3. RESTRUCTURING AND OTHER ITEMS

Costs Associated With Exit or Disposal Activities

On October 12, 2005, we committed to a plan to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. We expect to substantially complete the facility closure and consolidation by the end of the second quarter of 2006.

We estimate total cash costs and expenses associated with the closure of the Facility to be approximately $7.7 million, comprised of (1) approximately $3.7 million of one-time termination benefits and relocation costs; (2) approximately $1.8 million of other labor related costs including training and temporary living expenses; (3) approximately $1.4 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $0.8 million of other related expenses.

We estimate total non-cash costs and expenses associated with the closure of the Facility to be approximately $4.3 million, related to additional depreciation expense. This cost will be partially offset by a post-retirement health care plan curtailment benefit of $0.5 million. The additional depreciation expense results from a re-evaluation of the remaining useful lives of our Marianna facility’s buildings and land improvements in accordance with applicable accounting rules.

For the quarter ended March 31, 2006, we recorded $2.7 million of costs for the Facility closure, comprised of $0.4 million of employee retention and travel charges, which are reflected in the impairment and other costs line of our consolidated statements of operations, and other cash charges of $0.7 million primarily for training and employee relocation costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, which are reflected in the selling, general and administrative expense line of our consolidated statements of operations. Additionally, we recorded a non-cash charge of $1.6 million related to the additional depreciation expense for the Marianna Facility, which is reflected in the cost of sales line of our consolidated statements of operations. We currently anticipate that substantially all the remaining closure costs for the Marianna Facility will be incurred prior to December 31, 2006.

Asset Impairment Charge

On March 20, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of AJAX® finished goods. We expect to discontinue the sale of AJAX® finished goods upon the closure of the Marianna, Florida facility. In connection with this discontinuance, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006, for the reduction in the value of the AJAX® trademark. The Company had previously reduced the value of the Ajax trademark by $1.7 million in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” These amounts are recorded within the impairment and other costs line item of our consolidated statements of operations. The Company does not believe that the impairment of the AJAX® trademark will result in any future cash expenditures or further impairment charges.

Acquisition Related Costs

In connection with the Acquisition, the Company incurred $18.8 million of seller related expenses. These amounts were expensed in the period ended January 27, 2005, and are reflected as a deduction in determining operating income (loss). In connection with the Acquisition, the Company also incurred $9.9 million of expenses related to the early redemption of debt. These amounts were expensed in the period ended January 27, 2005, and are reflected as a loss from early extinguishment of debt.

NOTE 4. GOODWILL AND OTHER INTANGIBLES

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from five to twelve years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense associated with identifiable intangible assets was as follows (in thousands):

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Amortization expense	$1,133	$771	$14

The following is a summary of identifiable intangible assets as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks, tradenames	$110,936	$—	$110,936	$112,336	$—	$112,336
Customer agreements and distributor network	28,247	4,238	24,009	28,247	3,330	24,917
Engineering and manufacturing designs and processes	7,861	753	7,108	7,861	592	7,269
Patents	255	6	249	233	3	230
Computer software and other	605	286	319	656	225	431

	$147,904	$5,283	$142,621	$149,333	$4,150	$145,183

NOTE 5. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Materials and purchased parts	$14,347	$10,259
Work in process	4,671	4,448
Finished goods	23,528	15,859
Inventory reserves	(2,030)	(1,516)

	$40,516	$29,050

At January 27, 2005, as a result of the Acquisition, the Company recorded inventories at fair market value. This resulted in a net write-up of $6.2 million. Of this amount $5.6 million was expensed to cost of sales in the period January 28, 2005 through March 31, 2005 and the remaining $0.6 million was expensed in the second quarter of 2005 as this inventory was sold.

NOTE 6. OTHER LONG-TERM DEBT

On January 25, 2006 we received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County,

Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 with the final installment paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 with the final installment paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if we meet certain job creation and retention requirements outlined in the promissory note.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on our business, financial condition and results of operations after giving effect to provisions already recorded.

Environmental, Health and Safety Matters

We are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. We are also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties we own or operate and at other properties where our Company or predecessors have arranged for the disposal of hazardous substances. As a result, we are involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. There can be no assurance that we will not be involved in such proceedings in the future and that the aggregate amount of future clean-up costs and other environmental liabilities will not have a material adverse effect on our business, financial condition and results of operations. We believe that our facilities and operations are in material compliance with all environmental, health and safety laws.

NOTE 8. GUARANTEES

We, through our special purpose bankruptcy remote subsidiary, entered into a $330.0 million Asset Backed Facility on June 28, 2005 for the purpose of selling trade receivables and certain equipment loans. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2006 was $28.5 million.

We offer warranties to our customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most components with certain components extending to five years. Certain customers have elected to buy products without warranty coverage. The standard warranty program requires that we replace defective components within a specified time period from the date of installation. We record an estimate for future warranty related costs based on actual historical incident rates and cost per incident trends. Based on analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While our warranty costs have historically been within our calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of our total product warranty liability for the periods presented were as follows (in thousands):

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Balance at beginning of period	$4,109	$4,309	$4,309
Accruals for current and pre-existing warranties issued during the period	747	369	140
Settlements made during the period	(697)	(469)	(140)

Balance at end of period	$4,159	$4,209	$4,309

NOTE 9. INCOME TAXES

Alliance Holdings is a single member LLC owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. We use the liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted. Management believes, based on the operating earnings in prior years, expected reversal of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the recorded deferred tax assets are fully realizable.

The income tax provision (benefit) is determined by applying an estimated annual effective income tax rate of 31.8% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book/tax differences and tax credits. The effective tax rate for the period January 28, 2005 through March 31, 2005 was 36.3%.

There are various factors that may cause our tax assumptions to change in the near term, and we may have to record a valuation allowance against our deferred income tax assets. We cannot predict whether future U.S. federal and state income tax laws and regulations might be passed that could have a material effect on our results of operations. We will assess the impact of significant changes to the U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when new regulations and legislation are enacted.

We did not provide for U.S. federal income taxes or tax benefits prior to the January 27, 2005 Transactions as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

NOTE 10. EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees for a limited time. The components of periodic benefit costs for these plans for the periods presented are as follows (in thousands):

	Pension Benefits			Other Benefits
	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Service cost	$467	$303	$151	$25	$22	$11
Interest cost	715	455	229	27	21	10
Expected return on assets	(915)	(604)	(311)	—	—	—
Amortization of prior service cost	—	—	6	(5)	—	4
Amortization of loss	—	—	4	—	—	7

Net periodic benefit cost	$267	$154	$79	$47	$43	$32

Employer Contributions

We anticipate making a voluntary contribution in 2006 of approximately $1.0 million to the pension plan which is consistent with our previous disclosures in our financial statements for the year ended December 31, 2005. As of March 31, 2006, no contributions have been made.

NOTE 11. STOCK-BASED COMPENSATION

On January 27, 2005, in connection with the Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. No further options were issued since that time and no options were exercised in the period ended March 31, 2006. Based upon a valuation of these stock options, for the three months ended March 31, 2006, we recognized $1.3 million of compensation expense. No compensation expense was recorded for the period from January 28, 2005 through March 31, 2005. For the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of units as of the Acquisition date under a prior incentive program.

NOTE 12. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into two reportable segments. Commercial laundry equipment sales to domestic and international markets are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to the Company’s finance program which supports its commercial laundry operations. Our other reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Service parts is not considered a separate segment, in that the service operations are required to support both commercial laundry and consumer laundry segments, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately.

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

	Three Months Ended March 31, 2006		January 28, 2005 through March 31, 2005		January 1, 2005 through January 27, 2005
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
	Successor		Successor		Predecessor
Commercial laundry	$57.3	$19.7	$40.7	$12.8	$17.3	$4.6
Consumer laundry	3.0	(0.1)	1.0	—	0.2	—
Service parts	11.2	4.9	7.5	3.3	3.2	1.5

	$71.5	24.5	$49.2	16.1	$20.7	6.1

Other manufacturing costs		(5.9)		(10.2)		(1.0)

Gross profit as reported		$18.6		$5.9		$5.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen®, UniMac® and Huebsch®, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

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

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2005, our full year net revenues from the sale of commercial laundry equipment were approximately $268.3 million, which comprised over 84% of our total net revenues. The other main component of our revenues is the sale of service parts. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In 2005, our full year net revenues from the sale of service parts were approximately $40.5 million, which comprised almost 13% of our total net revenues. In addition to commercial laundry equipment and service parts, we re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. In 2005, our net revenues from the sale of consumer laundry equipment were approximately $8.5 million, which comprised approximately 3% of our total net revenues.

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

RESULTS OF OPERATIONS

As a result of the acquisition on January 27, 2005, by ALH Holding Inc., an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board, of 100% of the outstanding equity interests in Alliance Holdings (the “Acquisition”), the Condensed Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the three months ended March 31, 2005. However, in order to facilitate an understanding of our results of operations for the three months ended March 31, 2006 in comparison with the three months ended March 31, 2005, we have presented and discussed below our Predecessor results and our Successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

Below is a reconciliation of the combined results of operations for the periods presented (in thousands):

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2005
	Successor	Successor	Predecessor	Combined
Net revenues	$71,479	$49,243	$20,683	$69,926
Cost of sales	52,916	43,337	15,585	58,922

Gross profit	18,563	5,906	5,098	11,004

Selling, general and administrative expense	12,497	6,742	3,829	10,571
Impairment and other costs	1,828	—	—	—
Transaction costs associated with sale of business	—	—	18,790	18,790

Total operating expenses	14,325	6,742	22,619	29,361

Operating income (loss)	4,238	(836)	(17,521)	(18,357)

Interest expense	6,457	3,764	995	4,759
Loss from early extinguishment of debt	—	—	9,867	9,867

Loss before taxes	(2,219)	(4,600)	(28,383)	(32,983)
(Benefit) provision for income taxes	(705)	(1,669)	9	(1,660)

Net loss	$(1,514)	$(2,931)	$(28,392)	$(31,323)

Below is a reconciliation of certain items of the combined statements of cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2005
	Successor	Successor	Predecessor	Combined
Cash flows from operating activities:
Net cash (used in) provided by operations	$5,870	$4,291	$(20,675)	$(16,384)
Net cash (used for) provided by working capital	(13,280)	(23,078)	14,056	(9,022)

Net cash used in operating activities	$(7,410)	$(18,787)	$(6,619)	$(25,406)

Cash flows from investing activities:
Additions to property, plant and equipment	$(1,400)	$(514)	$(188)	$(702)
Proceeds on disposal of property, plant and equipment	26	—	—	—

Net cash used in investing activities	$(1,374)	$(514)	$(188)	$(702)

Cash flows from financing activities:
Principal proceeds from/(payments on) long-term debt	$1,000	$(2,000)	$1	$(1,999)
Net increase in revolving line of credit borrowings	3,000	—	—	—
Proceeds from senior term loan	—	200,000	—	200,000
Proceeds from senior subordinated notes	—	149,250	—	149,250
Repayment of long-term debt	—	(275,920)	—	(275,920)
Contribution from member	—	117,000	—	117,000
Distribution to old unitholders	—	(151,996)	—	(151,996)
Debt financing costs	—	(13,172)	—	(13,172)
Cash paid for capitalized offering related costs	—	(1,364)	—	(1,364)
Net proceeds - management note	—	—	(71)	(71)

Net cash provided by (used in) financing activities	$4,000	$21,798	$(70)	$21,728

Net revenues. Net revenues for the three months ended March 31, 2006 increased $1.6 million, or 2.2%, to $71.5 million from $69.9 million for the three months ended March 31, 2005. This increase was attributable to higher consumer laundry revenue of $1.8 million and higher service parts revenue of $0.5 million, which were offset by lower commercial laundry revenues of $0.7 million. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The decrease in commercial laundry revenues was due to lower North American commercial equipment revenue of $3.0 million, partly offset by higher international revenue of $1.8 million and higher earnings from our off-balance sheet equipment financing program of $0.5 million. Revenue for North America was lower for coin-operated laundry customers and multi-housing customers. Revenue for international customers was higher in Asia, South Africa and Latin America. The net revenue increases stated above include price increases of approximately $2.3 million.

Gross profit. Gross profit for the three months ended March 31, 2006 increased $7.6 million, or 68.7%, to $18.6 million from $11.0 million for the three months ended March 31, 2005. This increase was primarily attributable to $5.6 million of cost in 2005 related to an inventory step-up to fair market value recorded on the Acquisition date, price increases and higher earnings from our off-balance sheet equipment financing program. These gross profit increases were partly offset by margin impacts associated with the lower commercial sales volume and $0.5 million related to a provision for excess inventory. As a result of these factors, gross profit as a percentage of net revenues increased to 26.0% for the three months ended March 31, 2006 from 15.7% for the three months ended March 31, 2005.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2006 increased $1.9 million, or 18.2%, to $12.5 million from $10.6 million for the three months ended March 31, 2005. The increase in selling, general and administrative expense was due to recognition of $0.7 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, $0.3 million of higher losses on the sale of trade receivables, $0.3 million of increased amortization expenses driven primarily by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network, $0.2 million of other cost increases, $0.2 million of costs associated with business development initiatives and $0.2 million of non-cash incentive compensation resulting from the recognition of stock/unit related incentive compensation costs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 17.5% for the three months ended March 31, 2006 as compared to 15.1% for the three months ended March 31, 2005.

Impairment and other costs. Impairment and other costs for the three months ended March 31, 2006 were $1.8 million, with no similar costs in 2005. These costs are comprised of a $1.4 million impairment charge related to a reduction in value of the Ajax trademark and $0.4 million related to Marianna plant closure costs. Impairment and other costs as a percentage of net revenues was 2.6% for the three months ended March 31, 2006.

Transaction costs associated with sale of business. Transaction costs associated with sale of business for the three months ended March 31, 2005 were $18.8 million, with no similar costs in 2006. These costs were comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 26.9% for the three months ended March 31, 2005. All transaction costs associated with the sale of the business were incurred during the quarter ended March 31, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the three months ended March 31, 2006 increased $22.6 million, to an operating income of $4.2 million as compared to an operating loss of $18.4 million for the three months ended March 31, 2005. Operating income as a percentage of net revenues increased to 5.9% for the three months ended March 31, 2006 as compared to a negative 26.3% for the three months ended March 31, 2005.

Interest expense. Interest expense for the three months ended March 31, 2006 increased $1.7 million, or 35.7%, to $6.5 million from $4.8 million for the three months ended March 31, 2005. Interest expense in 2006 includes a favorable non-cash adjustment of $0.4 million to reflect adjustments in the fair values of an interest rate swap agreement. Interest expense in 2005 included a favorable non-cash adjustment of $1.1 million to reflect adjustments in the fair values of a previous interest rate swap agreement. The interest increase is also attributable to the recognition of $0.7 million of interest income in 2005 related to pre-Acquisition investor promissory notes and $0.3 million of higher interest costs primarily related to higher interest rates for the quarter ended March 31, 2006 as compared to the three months ended March 31, 2005.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended March 31, 2005 was $9.9 million, with no similar costs in 2006. The 2005 costs were incurred in conjunction with the Acquisition. Loss on early extinguishment of debt as a percentage of net revenues was 14.1% for the three months ended March 31, 2005.

Income tax provision. The provision for income taxes for the three months ended March 31, 2006 was a benefit of $0.7 million, as compared to a benefit of $1.7 million for the three months ended March 31, 2005. Prior to January 28, 2005, we did not provide for U.S. federal income taxes or tax benefits as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners. The effective tax rate decreased from 36.3% for the January 28, 2005 through March 31, 2005 period to 31.8% for the three months ended March 31, 2006. The decrease is a result of a State of Wisconsin development zone tax credit awarded to the Company which has reduced the effective state income tax rates between the periods.

Net loss. As a result of the foregoing, our net loss for the three months ended March 31, 2006 was $1.5 million as compared to a net loss of $31.3 million for the three months ended March 31, 2005. Net loss as a percentage of net revenues for the three months ended March 31, 2006 was a negative 2.1% as compared to a negative 44.8% for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

After the Acquisition, our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $50.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2006 will not exceed $7.0 million. The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to the scheduled payments and $21.0 million of voluntary prepayments made through March 31, 2006, are as follows:

Year	Amount Due
(Dollars in millions)
2006	$0.0
2007	1.8
2008	1.8
2009	1.8
2010	1.8
Thereafter	319.8

The Senior Credit Facility and the indenture governing the Senior Subordinated Notes contain a number of covenants that, among other things, restrict our ability to dispose of assets, repay other indebtedness, incur liens, make capital expenditures and make certain investments or acquisitions, engage in mergers or consolidation and otherwise restrict our operating activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA (as defined in the credit agreement governing the Senior Credit Facility) and a minimum interest coverage ratio.

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $177.0 million) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At March 31, 2006, there was $3.0 million of borrowings under our Revolving Credit Facility. At March 31, 2006, letters of credit issued on our behalf under the Revolving Credit Facility totaled $30.2 million. At March 31, 2006, we had $16.8 million of our existing $50.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $16.8 million at March 31, 2006 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 6.50 at March 31, 2006. We are in compliance with this and all other debt related covenants as of March 31, 2006. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2006	$0.0
2007	1.8
2008	1.8
2009	1.8
2010	1.8
Thereafter	169.8

The Senior Credit Facility is also subject to mandatory prepayment with the proceeds of certain debt incurrences, asset sales and a portion of Excess Cash Flow (as defined in the Senior Credit Facility). The Revolving Credit Facility will terminate on January 27, 2011.

On January 25, 2006 we received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 with the final installment paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 with the final installment paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if we meet certain job creation and retention requirements outlined in the promissory note.

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

Our Asset Backed Facility provides for a total of $330.0 million in off-balance sheet financing for trade receivables and equipment loans. We have structured, and intend to continue to structure, the finance programs in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

EBITDA and Adjusted EBITDA

We have presented EBITDA and Adjusted EBITDA below because certain covenants in the indenture governing our Senior Subordinated Notes (the “Notes Indenture”), are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization, and “Adjusted EBITDA” is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in the Notes Indenture. EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. Based on our industry and debt financing experience, we believe that EBITDA and Adjusted EBITDA are customarily used to provide useful information regarding a company’s ability to service and/or incur indebtedness. In addition, EBITDA and Adjusted EBITDA are defined in the Notes Indenture in a manner which is identical to the definition of EBITDA and Adjusted EBITDA in our Senior Credit Facility under which we are required to satisfy specified financial ratios and tests, including a maximum of total debt to Adjusted EBITDA and a minimum interest coverage ratio. The Notes Indenture also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA, and reconciliation of Adjusted EBITDA to net cash used in operating activities, in order to reconcile with the most directly comparable GAAP measures (dollars in thousands):

	Three Months Ended March 31, 2006	January 28, 2005 through March 31, 2005	January 1, 2005 through January 27, 2005	Three Months Ended March 31, 2005
	Successor	Successor	Predecessor	Combined
Net loss	$(1,514)	$(2,931)	$(28,392)	$(31,323)
(Benefit) provision for income taxes	(705)	(1,669)	9	(1,660)
Interest expense	6,457	3,764	995	4,759
Depreciation and amortization (a)	5,867	4,125	526	4,651
Non-cash interest (income) included in amortization above	(478)	(332)	—	(332)

EBITDA	9,627	2,957	(26,862)	(23,905)
Finance program adjustments (b)	94	916	31	947
Other non-recurring charges (c)	1,367	193	28,657	28,850
Other non-cash charges (d)	2,685	5,606	1,089	6,695
Management fees paid to affiliates of Bain	—	—	83	83

Adjusted EBITDA	13,773	9,672	2,998	12,670

Interest expense	(6,457)	(3,764)	(995)	(4,759)
Non-cash interest (income) included in amortization above	478	332	—	332
Other non-cash interest	(475)	(843)	351	(492)
Finance program adjustments (b)	(94)	(916)	(31)	(947)
Other non-recurring charges (c)	(1,367)	(193)	(28,657)	(28,850)
Non-cash debt financing write-off	—	—	5,751	5,751
Loss on sale of property, plant and equipment	20	1	—	1
Other	(8)	2	(92)	(90)
Changes in assets and liabilities	(13,280)	(23,078)	14,056	(9,022)

Net cash used in operating activities	$(7,410)	$(18,787)	$(6,619)	$(25,406)

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges are described as follows:

•	Other non-recurring charges for the period from January 1, 2005 through January 27, 2005 relate to seller transaction costs of $18.8 million incurred as part of the business sale which are included in the transaction costs associated with the sale of business line of our consolidated statements of operations, and a loss on the early extinguishment of debt of $9.9 million which is included in the loss from early extinguishment of debt line of our consolidated statements of operations.

•	Other non-recurring charges for the period from January 28, 2005 through March 31, 2005 relate to a periodic accrual of $0.2 million under a one time retention bonus agreement, entered into with certain management employees concurrent with the Acquisition. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable under these agreements is approximately $2.3 million. The retention bonus is included in the selling, general and administrative expense line of our consolidated statements of operations

•	Other non-recurring charges for the quarter ended March 31, 2006 relate to a periodic accrual of $0.3 million under the one time retention bonus agreement with certain management employees referred to above, $0.7 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin which are included in the selling, general and administrative expense line of our consolidated statements of operations and $0.4 million of costs associated with the closure of the Marianna, Florida production facility which are included in the impairment and other costs line of our consolidated statements of operations.

(d)	Other non-cash charges are described as follows:

•	Non-cash charges for the period from January 1, 2005 through January 27, 2005 of $1.1 million relate to non-cash incentive compensation expense resulting from the acceleration of vesting for incentive units at the date of the Acquisition, which are included in the selling, general and administrative expense line of our consolidated statements of operations.

•	Non-cash charges for the period from January 28, 2005 through March 31, 2005 relate to $5.6 million of cost associated with the inventory step-up to fair market value recorded at the Acquisition date, which are included in the cost of sales line of our consolidated statements of operations.

•	Non-cash charges for the period ended March 31, 2006 relate to $1.3 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expense line of our consolidated statements of operations and a $1.4 million non-cash impairment charge related to the Ajax trademark, driven by the Company’s decision to discontinue sales of AJAX® products. The Ajax impairment is included in the impairment and other costs line of our consolidated statements of operations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

On June 28, 2005, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), a trust formed by Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”) a special-purpose bankruptcy remote subsidiary of Alliance Laundry, entered into a $330.0 million asset backed securitization funding facility (the “Asset Backed Facility”) backed by equipment loans and trade receivables originated by Alliance Laundry. We will sell or contribute all of the trade receivables and certain of the equipment loans that we originate to ALER 2005, which in turn will transfer them to the trust.

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of March 31, 2006, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $225.9 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Assets Backed Facility primary documents, (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the asset backed facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at March 31, 2006 was $28.5 million. Alliance Laundry, as servicer, will be paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Cash used in operating activities for the three months ended March 31, 2006 of $7.4 million was driven by cash generated by operations of $5.9 million (net income adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $13.3 million. The cash used in operations includes $1.1 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the three months ended March 31, 2006 increased for inventory, other accounts payable and accounts receivable, with a decrease in working capital for other assets and liabilities. The working capital investment in inventories at March 31, 2006 of $40.5 million increased $11.5 million as compared to the balance of $29.0 million at December 31, 2005 due to an $8.3 million build-up of manufactured finished goods to provide sales coverage during the transfer of the Marianna, Florida product lines to Ripon, Wisconsin and a $4.1 million increase in raw materials to support the transition and to purchase electronic control components from a supplier. The working capital investment in other accounts payable at March 31, 2006 of $30.9 million increased $3.5 million as compared to the balance of $34.4 million at December 31, 2005 due to the payment of management bonuses and semi-annual interest payments on the Senior Subordinated Notes.

Capital Expenditures

Our capital expenditures for the three months ended March 31, 2006 and March 31, 2005 were $1.4 million and $0.7 million, respectively. Capital spending in 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases. Capital spending in 2005 was principally oriented toward product enhancements and manufacturing process improvements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 “Inventory Pricing” which requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated results of operations and financial position.

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We adopted SFAS 123R using the modified-prospective method in the first quarter of calendar year 2005.

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing asset backed facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the first quarter of 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to voluntary changes in accounting principles and requires retrospective application to prior period financial statements, unless impracticable to determine. The statement is a result of a broader effort by the FASB to improve comparability of financial reporting between U.S. and international accounting standards. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures. We do not enter into derivatives for speculative purposes. There have been no material changes in our market risk exposures as compared to those discussed in our Annual Report on Form 10-K (file no. 333-56857).

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $107 thousand during the three months ended March 31, 2006. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $1.7 million at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) We carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) are effective for the purposes set forth in the definition thereof in Exchange Act Rule 15d-15(e).

(b) There have been no changes in our internal control over financial reporting that have occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 7 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 7 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a)	List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	5-10-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	5-10-06
Bruce P. Rounds

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	5-10-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	5-10-06
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	5-10-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	5-10-06
Bruce P. Rounds