Form 10-Q
period 2006-06-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2006-08-10
CIK 1063699, 1063698, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of August 9, 2006: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended June 30, 2006

		Page No.
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (Successor); the three months ended June 30, 2005 (Successor); the period January 28, 2005 through June 30, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 (Successor); the period January 28, 2005 through June 30, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	5

	Condensed Consolidated Statement of Member(s) Equity and Comprehensive Loss for the six months ended June 30, 2006	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II	Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		40

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$2,145	$5,075
Accounts receivable, net	11,364	9,056
Inventories, net	42,235	29,050
Beneficial interests in securitized accounts receivable	21,550	22,327
Deferred income tax assets	1,444	433
Prepaid expenses and other	5,131	2,139

Total current assets	83,869	68,080
Notes receivable, net	4,046	6,131
Property, plant and equipment, net	61,148	66,869
Goodwill	139,903	139,903
Beneficial interests in securitized financial assets	17,168	16,939
Deferred income tax assets	8,432	8,932
Debt issuance costs, net	10,250	11,172
Intangible assets, net	140,588	145,433

Total assets	$465,404	$463,459

Liabilities and Member(s) Equity
Current liabilities:
Current portion of long-term debt	$53	$—
Revolving credit facility	2,000	—
Accounts payable	10,263	7,866
Other current liabilities	25,848	26,500

Total current liabilities	38,164	34,366
Long-term debt:
Senior credit facility	175,000	177,000
Senior subordinated notes	149,383	149,336
Other long-term debt	947	—
Other long-term liabilities	9,690	8,924

Total liabilities	373,184	369,626
Commitments and contingencies (see Note 8)
Member(s) equity	92,220	93,833

Total liabilities and member(s) equity	$465,404	$463,459

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

			Six Months Ended June 30, 2006	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005
	Three Months Ended
	June 30,	June 30,
	2006	2005
	Successor	Successor	Successor	Successor	Predecessor
Net revenues	$86,931	$85,665	$158,410	$134,908	$20,683
Cost of sales	66,829	65,081	119,745	108,418	15,585

Gross profit	20,102	20,584	38,665	26,490	5,098

Selling, general and administrative expense	11,989	10,116	24,486	16,858	3,829
Securitization, impairment and other costs	2,096	8,015	3,924	8,015	—
Transaction costs associated with sale of business	—	—	—	—	18,790

Total operating expenses	14,085	18,131	28,410	24,873	22,619

Operating income (loss)	6,017	2,453	10,255	1,617	(17,521)
Interest expense	6,785	7,537	13,242	11,301	995
Loss from early extinguishment of debt	—	—	—	—	9,867
Other expense, net	360	—	360	—	—

Loss before taxes	(1,128)	(5,084)	(3,347)	(9,684)	(28,383)
(Benefit) provision for income taxes	(307)	(2,352)	(1,012)	(4,021)	9

Net loss	$(821)	$(2,732)	$(2,335)	$(5,663)	$(28,392)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2006	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(2,335)	$(5,663)	$(28,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,245	10,365	526
Non-cash interest (income) expense	(808)	36	351
Non-cash executive unit compensation	1,809	—	1,089
Non-cash trademark impairment	1,400	—	—
Non-cash debt financing write-off	—	—	5,751
Non-cash inventory expense	—	6,246	—
Deferred income tax assets	(1,011)	(4,060)	—
Loss on sale of property, plant and equipment	131	3	—
Changes in assets and liabilities:
Accounts receivable	(1,741)	(10,284)	(556)
Inventories	(13,185)	(824)	(1,833)
Other assets	1,365	6,220	101
Accounts payable	2,397	(21,267)	19,076
Other liabilities	(163)	3,407	(2,732)

Net cash used in operating activities	(896)	(15,821)	(6,619)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,492)	(2,072)	(188)
Cash paid for business development	(1,738)	—	—
Proceeds on disposition of assets	1,226	1	—

Net cash used in investing activities	(3,004)	(2,071)	(188)

Cash flows from financing activities:
Principal payments on long-term debt	(2,000)	(5,000)	1
Net increase in revolving line of credit borrowings	2,000	—	—
Proceeds from promissory notes	1,000	—	—
Proceeds from senior term loan	—	200,000	—
Proceeds from senior subordinated notes	—	149,250	—
Repayment of long-term debt	—	(275,920)	—
(Repurchase) issuance of common stock	(30)	117,000	—
Distribution to old unitholders	—	(154,658)	—
Debt financing costs	—	(13,230)	—
Cash paid for capitalized offering related costs	—	(1,364)	—
Net proceeds - management note	—	—	(71)

Net cash provided by (used in) financing activities	970	16,078	(70)

Decrease in cash	(2,930)	(1,814)	(6,877)
Cash at beginning of period	5,075	4,594	11,471

Cash at end of period	$2,145	$2,780	$4,594

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S) EQUITY

AND COMPREHENSIVE LOSS

(unaudited)

(in thousands)

			Unrealized
		Minimum	Holding Gain	Total
	Member(s)	Pension	on Residual	Member(s)
	Equity	Liability, Net	Interests, Net	Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$93,833
Net (loss)	(2,335)	—	—	(2,335)
Repurchased stock	(30)	—	—	(30)
Change in minimum pension liability, net	—	751	—	751
Unrealized holding gain, net	—	—	1	1

Total comprehensive (loss)				$(1,613)

Balances at June 30, 2006	$92,218	$—	$2	$92,220

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

The unaudited financial statements as of and for the quarter ended June 30, 2006 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned direct and indirect subsidiaries, Alliance Laundry Systems LLC and Alliance Laundry Corporation.

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

This report on Form 10-Q for the period ended June 30, 2006 should be read in conjunction with the audited financial statements presented in our December 31, 2005 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” which requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated results of operations and financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records gross receipts taxes and miscellaneous other taxes on a net basis in its consolidated statements of operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.

NOTE 3. RESTRUCTURING AND OTHER ITEMS

Asset Impairment Charge

On March 20, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of AJAX® finished goods. We expect to discontinue the sale of AJAX® finished goods during the third quarter of 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006, for the reduction in the value of the AJAX® trademark. The Company had previously reduced the value of the AJAX® trademark by $1.7 million in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” These amounts are recorded within the Securitization, impairment and other costs line item of our consolidated statements of operations.

On June 15, 2006, Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “AJAX®” trademark and trade name) associated with the Company’s line of AJAX® pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale. The Company may continue to sell pressing and finishing equipment and accessories using the AJAX® trademark or trade name until October 31, 2006, and may sell service and repair parts using the AJAX® trademark or trade name for ten years from the date of the Purchase Agreement.

Costs Associated With Exit or Disposal Activities

On October 12, 2005, we committed to a plan to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into our existing Ripon, Wisconsin operations. We have substantially completed the facility closure and consolidation as of July 30, 2006.

We estimate total cash costs and expenses associated with the closure of the Facility to be approximately $7.8 million, comprised of (1) approximately $3.1 million of one-time termination benefits and relocation costs; (2) approximately $2.2 million of other labor related costs including training and temporary living expenses; (3) approximately $1.5 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $1.0 million of other related expenses.

We estimate total non-cash costs and expenses associated with the closure of the Facility to be approximately $4.2 million, related to additional depreciation expense. This cost was partially offset by a post-retirement health care plan curtailment benefit of $0.6 million and a pension plan curtailment benefit of $0.5 million, which were recognized in the second quarter of 2006. The additional depreciation expense results from a re-evaluation of the remaining useful lives of our Marianna facility’s buildings and land improvements in accordance with applicable accounting rules.

For the three months ended June 30, 2006, we recorded $3.2 million of net charges for the Facility closure and transition of product lines to Wisconsin. Included in this total are $2.1 million of closure costs reflected in the Securitization, impairment and other costs line of our consolidated statements of operations, which include $3.2 million of costs for employee retention, moving equipment to Wisconsin and employee travel and also includes the post-retirement health care plan curtailment benefit of $0.6 million and the pension plan curtailment benefit of $0.5 million. Also included in the $3.2 million total are $1.1 million of cash charges related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, which are reflected in the selling, general and administrative expense line of our consolidated statements of operations. Additionally, we recorded a non-cash charge of $1.6 million related to the additional depreciation expense for the Marianna Facility, which is reflected in the cost of sales line of our consolidated statements of operations.

For the six months ended June 30, 2006, we recorded $4.3 million of net charges for the Facility closure and transition of product lines to Wisconsin. Included in this total are $2.5 million of closure costs reflected in the Securitization, impairment and other costs line of our consolidated statements of operations, which include $3.6 million of costs for employee retention, moving equipment to Wisconsin and employee travel and also includes the post-retirement health care plan curtailment benefit of $0.6 million and the pension plan curtailment benefit of $0.5 million. Also included in the $4.3 million total are $1.8 million of cash charges related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, which are reflected in the selling, general and administrative expense line of our consolidated statements of operations. Additionally, for the six months ended June 30, 2006, we recorded a non-cash charge of $3.2 million related to the additional depreciation expense for the Marianna Facility, which is reflected in the cost of sales line of our consolidated statements of operations.

As of June 30, 2006, the estimated remaining cash costs and expenses associated with the closure of the Facility are approximately $1.9 million, comprised of (1) approximately $0.7 million of one-time termination benefits and relocation costs; (2) approximately $0.5 million of other labor related costs including training and temporary living expenses; (3) approximately $0.5 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $0.2 million of other related expenses. We currently anticipate that substantially all the remaining closure costs for the Marianna Facility will be incurred prior to December 31, 2006.

As of October 12, 2005, we had 414 employees located at our Marianna, Florida facility. As of June 30, 2006 we had 155 employees at the Marianna, Florida facility.

Costs Associated with 2005 Asset Backed Facility

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. In connection with the establishment of the Asset Backed Facility, we incurred $8.1 million in expenses related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.3 million and a LIBOR based cap premium of $1.0 million. This amount is recorded within the securitization, impairment and other costs line of our consolidated statements of operations.

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

NOTE 4. ASSET BACKED FACILITY

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

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of June 30, 2006, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $225.5 million.

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

At June 30, 2006, our retained interest in trade accounts receivable sold to ALER 2005 was $21.6 million and our estimated fair value of beneficial interests in notes sold was $17.2 million.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

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

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Successor	Predecessor
Amortization expense	$1,134	$1,114	$2,267	$1,885	$14

The following is a summary of identifiable intangible assets as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Trademarks, tradenames	$109,736	$—	$109,736	$112,336	$—	$112,336
Customer agreements and distributor network	28,247	5,147	23,100	28,247	3,330	24,917
Engineering and manufacturing designs and processes	7,861	915	6,946	7,861	592	7,269
Patents	256	9	247	233	3	230
Computer software and other	906	347	559	906	225	681

	$147,006	$6,418	$140,588	$149,583	$4,150	$145,433

NOTE 6. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Materials and purchased parts	$16,228	$10,259
Work in process	5,425	4,448
Finished goods	23,692	15,859
Inventory reserves	(3,110)	(1,516)

	$42,235	$29,050

At January 27, 2005, as a result of the Acquisition, the Company recorded inventories at fair market value. This resulted in a net write-up of $6.2 million. Of this amount $5.6 million was expensed to cost of sales in the period January 28, 2005 through March 31, 2005 and the remaining $0.6 million was expensed in the second quarter of 2005 as this inventory was sold.

NOTE 7. OTHER LONG-TERM DEBT

On January 25, 2006 we received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if we meet certain job creation and retention requirements outlined in the promissory note.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. GUARANTEES

We, through our special purpose bankruptcy remote subsidiary, entered into a $330.0 million Asset Backed Facility on June 28, 2005 for the purpose of selling trade receivables and certain equipment loans. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2006 was $29.2 million.

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

The changes in the carrying amount of our total product warranty liability for the periods presented were as follows (in thousands):

	Six Months	January 28,	January 1,
	Ended	2005 through	2005 through
	June 30,	June 30,	January 27,
	2006	2005	2005
	Successor	Successor	Predecessor
Balance at beginning of period	$4,109	$4,309	$4,309
Accruals for current and pre-existing warranties issued during the period	1,542	994	140
Settlements made during the period	(1,417)	(1,094)	(140)

Balance at end of period	$4,234	$4,209	$4,309

NOTE 10. INCOME TAXES

Alliance Holdings is a single member limited liability company owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. We use the liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted. Management believes, based on the operating earnings in prior years, expected reversals of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the recorded deferred tax assets are fully realizable.

The income tax provision (benefit) for the six months ended June 30, 2006 was determined by applying an estimated annual effective income tax rate of 30.3% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book/tax differences and tax credits. The effective tax rate for the period January 28, 2005 through June 30, 2005 was 41.5%. The decrease is primarily a result of a State of Wisconsin development zone tax credit awarded to the Company which has reduced the effective state income tax rates between the periods.

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

NOTE 11. EMPLOYEE BENEFIT PLANS

Substantially all of our employees are covered by a defined benefit pension plan. In addition, we provide certain health care benefits for retired employees for a limited time. The components of periodic benefit costs for the three months ended June 30, 2006 and 2005 are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	Successor	Successor	Successor	Successor
Service cost	$475	$428	$29	$32
Interest cost	733	690	32	33
Expected return on assets	(869)	(911)	—	—
Amortization of prior service cost	—	—	(6)	—
Amortization of loss	—	—	—	—
Curtailment gain	(513)	—	(619)	—

Net periodic benefit cost	$(174)	$207	$(564)	$65

The components of periodic benefit costs for these plans for the periods presented are as follows (in thousands):

	Pension Benefits			Other Benefits
	Six Months	January 28,	January 1,	Six Months	January 28,	January 1,
	Ended	2005 through	2005 through	Ended	2005 through	2005 through
	June 30,	June 30,	January 27,	June 30,	June 30,	January 27,
	2006	2005	2005	2006	2005	2005
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Service cost	$942	$731	$151	$54	$54	$11
Interest cost	1,448	1,145	229	59	54	10
Expected return on assets	(1,784)	(1,515)	(311)	—	—	—
Amortization of prior service cost	—	—	6	(11)	—	4
Amortization of loss	—	—	4	—	—	7
Curtailment gain	(513)	—	—	(619)	—	—

Net periodic benefit cost	$93	$361	$79	$(517)	$108	$32

The curtailment gain was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 3.

Employer Contributions

We anticipate making a voluntary contribution in 2006 of approximately $1.0 million to the pension plan which is consistent with our previous disclosures in our financial statements for the year ended December 31, 2005. As of June 30, 2006, no contributions have been made.

NOTE 12. STOCK-BASED COMPENSATION

On January 27, 2005, in connection with the Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. No further options were issued since that time and no options were exercised in the period ended June 30, 2006. Based upon a valuation of these stock options, for the six months ended June 30, 2006, we recognized $1.8 million of compensation expense. No compensation expense was recorded for the period from January 28, 2005 through June 30, 2005. For the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of units as of the Acquisition date under a prior incentive program.

NOTE 13. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, we have organized our business into two reportable segments. Commercial laundry equipment sales to domestic and international markets are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to our finance program which supports the commercial laundry operations. Our other reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Service parts is not considered a separate segment, in that the service operations are required to support both commercial laundry and consumer laundry segments, but the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment, and accounts payable are not reviewed by segment by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines.

Our primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for our operating units, we do not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments for the three months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Net Sales	Gross Profit	Net Sales	Gross Profit
	Successor		Successor
Commercial laundry	$72.5	$23.0	$73.4	$24.1
Consumer laundry	3.7	(0.1)	2.2	(0.1)
Service parts	10.7	4.2	10.1	4.2

	$86.9	27.1	$85.7	28.2

Other manufacturing costs		(7.0)		(7.6)

Gross profit as reported		$20.1		$20.6

Net sales and gross profit as determined by the Company for its operating segments for the periods presented are as follows (in millions):

	Six Months Ended		January 28, 2005 through		January 1, 2005 through
	June 30, 2006		June 30, 2005		January 27, 2005
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
	Successor		Successor		Predecessor
Commercial laundry	$129.7	$42.7	$114.1	$36.9	$17.3	$4.6
Consumer laundry	6.8	(0.2)	3.2	(0.1)	0.2	—
Service parts	21.9	9.1	17.6	7.5	3.2	1.5

	$158.4	51.6	$134.9	44.3	$20.7	6.1

Other manufacturing costs		(12.9)		(17.8)		(1.0)

Gross profit as reported		$38.7		$26.5		$5.1

NOTE 14. SUBSEQUENT EVENTS

On July 14, 2006, Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. Alliance Laundry acquired LSG’s Belgian CLD operations pursuant to the Share Purchase Agreement by purchasing all of the outstanding stock of a wholly-owned direct subsidiary of LSG for approximately 45.3 million Euros, which price is subject to adjustment in accordance with the Share Purchase Agreement, and the assumption of approximately 5.1 million Euros of debt. Alliance Laundry acquired LSG’s United States CLD operations pursuant to the Purchase Agreement for 8.6 million Euros. The Share Purchase Agreement prohibits LSG from competing with the Company in certain segments of the commercial laundry business for a period of three years and restricts LSG’s ability to solicit commercial laundry division customers, suppliers, employees, directors and certain other persons for a period of two years following the completion of the transaction. CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the Ipso and Cissell brand names, and has its headquarters in Wevelgem, Belgium, and manufacturing facilities and sales offices in the United States, Belgium, Norway and Spain.

In support of this acquisition we incurred $2.4 million of legal and professional fees through June 30, 2006, which have been recorded in prepaid expenses in our Condensed Consolidated Balance Sheet as of that date.

On July 14, 2006, Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to (i) provide for an additional $60 million of term loans under the Credit Agreement term loan facility, (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility, (iii) permit the acquisition of CLD, (iv) modify certain negative covenants in the Credit Agreement, including by (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million, (v) revising the procedure for term loan borrowing, (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $587,500 commencing on September 30, 2006, and one installment of $222,075,000, or such lesser amount then outstanding, on January 27, 2012, and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement. The additional term loans were used to partially finance the acquisition of CLD.

The acquisition of CLD was funded through the $60.0 million of increased term loans, $3.2 million of incremental equity contribution from management investors and a $20.0 million equity bridge facility. The equity bridge facility is expected to be replaced by an additional equity contribution from OTPP in 2006. The equity bridge loan is not secured by any of our assets.

On August 8, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue our Louisville, Kentucky operations (the “Discontinuance”) and close our Portland, Tennessee facility (the “Closure”). We expect to complete the Discontinuance and Closure within the next six months. The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations.

We estimate total cash costs and expenses associated with the Discontinuance and Closure to be approximately $3.3 million, comprised of (1) approximately $1.5 million of one-time termination benefits; (2) approximately $0.2 million of other labor related costs including training and temporary living expenses; (3) approximately $0.3 million related to the relocation of tooling and equipment; (4) approximately $1.0 million related to contractual obligations; and (5) approximately $0.3 million of other related expenses. We expect these costs to be partially offset by the proceeds of the anticipated sale of the Portland facility. We are currently evaluating the accounting for these restructuring activities under Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

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

RECENT DEVELOPMENTS

On July 14, 2006, Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. Alliance Laundry acquired LSG’s Belgian CLD operations pursuant to the Share Purchase Agreement by purchasing all of the outstanding stock of a wholly-owned direct subsidiary of LSG for approximately 45.3 million Euros, which price is subject to adjustment in accordance with the Share Purchase Agreement, and the assumption of approximately 5.1 million Euros of debt. Alliance Laundry acquired LSG’s United States CLD operations pursuant to the Purchase Agreement for 8.6 million Euros. The Share Purchase Agreement prohibits LSG from competing with the Company in certain segments of the commercial laundry business for a period of three years and restricts LSG’s ability to solicit commercial laundry division customers, suppliers, employees, directors and certain other persons for a period of two years following the completion of the transaction. CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the Ipso and Cissell brand names, and has its headquarters in Wevelgem, Belgium, and manufacturing facilities and sales offices in the United States, Belgium, Norway and Spain.

In support of this acquisition we incurred $2.4 million of legal and professional fees through June 30, 2006, which have been recorded in prepaid expenses in our Condensed Consolidated Balance Sheet as of that date.

On July 14, 2006, Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to (i) provide for an additional $60 million of term loans under the Credit Agreement term loan facility, (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility, (iii) permit the acquisition of CLD, (iv) modify certain negative covenants in the Credit Agreement, including by (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million, (v) revising the procedure for term loan borrowing, (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $587,500 commencing on September 30, 2006, and one installment of $222,075,000, or such lesser amount then outstanding, on January 27, 2012, and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement. The additional term loans were used to partially finance the acquisition of CLD.

The acquisition of CLD was funded through the $60.0 million of increased term loans, $3.2 million of incremental equity contribution from management investors and a $20.0 million equity bridge facility. The equity bridge facility is expected to be replaced by an additional equity contribution from OTPP in 2006. The equity bridge loan is not secured by any of our assets.

All information related to debt and liquidity in the liquidity and capital resources sections of this 10-Q incorporate the impact of the above changes to debt and the changes in covenants.

On August 8, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue our Louisville, Kentucky operations (the “Discontinuance”) and close our Portland, Tennessee facility (the “Closure”). We expect to complete the Discontinuance and Closure within the next six months. The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations.

We estimate total cash costs and expenses associated with the Discontinuance and Closure to be approximately $3.3 million, comprised of (1) approximately $1.5 million of one-time termination benefits; (2) approximately $0.2 million of other labor related costs including training and temporary living expenses; (3) approximately $0.3 million related to the relocation of tooling and equipment; (4) approximately $1.0 million related to contractual obligations; and (5) approximately $0.3 million of other related expenses. We expect these costs to be partially offset by the proceeds of the anticipated sale of the Portland facility. We are currently evaluating the accounting for these restructuring activities under Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

RESULTS OF OPERATIONS

As a result of the acquisition on January 27, 2005, by ALH Holding Inc., an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board, of 100% of the outstanding equity interests in Alliance Holdings (the “Acquisition”), the Condensed Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the six months ended June 30, 2005. However, in order to facilitate an understanding of our results of operations for the six months ended June 30, 2006 in comparison with the six months ended June 30, 2005, we have presented and discussed below our Predecessor results and our Successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	June 30, 2006	June 30, 2005
	(Dollars in millions)
Net revenues:
Commercial laundry	$72.5	$73.4
Consumer laundry	3.7	2.2
Service parts	10.7	10.1

	$86.9	$85.7

Net revenues. Net revenues for the quarter ended June 30, 2006 increased $1.2 million, or 1.5%, to $86.9 million from $85.7 million for the quarter ended June 30, 2005. This increase was attributable to higher consumer laundry revenue of $1.5 million and higher service parts revenue of $0.6 million, which were offset by lower commercial laundry revenues of $0.9 million. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The decrease in commercial laundry revenues was due to lower earnings from our off-balance sheet equipment financing program of $1.9 million which was partially offset by higher North American commercial equipment revenue of $0.4 million and higher international revenue of $0.5 million. Revenue for North America was lower for coin-operated laundry customers, with revenue increases for multi-housing customers. Revenue for international customers was higher in Asia and South Africa. The net revenue increases stated above include price increases of approximately $2.2 million.

Gross profit. Gross profit for the quarter ended June 30, 2006 decreased $0.5 million, or 2.3%, to $20.1 million from $20.6 million for the quarter ended June 30, 2005. This decrease was primarily attributable to the $1.9 million of lower earnings from our off-balance sheet equipment financing program, $1.2 million related to unfavorable sales volume and sales mix and $0.8 million of excess and discontinued inventory provisions largely related to electronic control components. This gross profit decrease was partly offset by the $2.2 million of price increase impacts and $0.5 million of lower depreciation expense. The remaining $0.7 million of favorability was due to favorable material costs partially offset by inefficiencies related to the Marianna transition. As a result of these factors, gross profit as a percentage of net revenues decreased to 23.1% for the quarter ended June 30, 2006 from 24.0% for the quarter ended June 30, 2005.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended June 30, 2006 increased $1.9 million, or 18.5%, to $12.0 million from $10.1 million for the quarter ended June 30, 2005. The increase in selling, general and administrative expense was primarily due to recognition of $1.1 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, a $0.5 million increase in non-cash incentive compensation resulting from the recognition of stock/unit related incentive compensation costs and $0.5 million of employee fringe benefit related costs. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 13.8% for the quarter ended June 30, 2006 as compared to 11.8% for the quarter ended June 30, 2005.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended June 30, 2006 decreased $5.9 million to $2.1 million from $8.0 million for the quarter ended June 30, 2005. These costs in 2006 are comprised of $2.1 million of Marianna plant closure costs. Securitization, impairment and other costs for the quarter ended June 30, 2005 are comprised of $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Securitization, impairment and other costs as a percentage of net revenues decreased to 2.4% for the quarter ended June 30, 2006 as compared to 9.4% for the quarter ended June 30, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the quarter ended June 30, 2006 increased $3.5 million, to an operating income of $6.0 million as compared to $2.5 million for the quarter ended June 30, 2005. Operating income as a percentage of net revenues increased to 6.9% for the quarter ended June 30, 2006 as compared to 2.9% for the quarter ended June 30, 2005.

Interest expense. Interest expense for the quarter ended June 30, 2006 decreased $0.7 million, or 10.0%, to $6.8 million from $7.5 million for the quarter ended June 30, 2005. Interest expense in 2006 includes a favorable non-cash adjustment of $0.2 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2005 interest expense included an unfavorable non-cash adjustment of $0.7 million. This net favorability was partially offset by higher interest costs primarily related to higher interest rates for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Interest expense as a percentage of net revenues decreased to 7.8% for the quarter ended June 30, 2006 as compared to 8.8% for the quarter ended June 30, 2005.

Other expense, net. Other expense, net for the quarter ended June 30, 2006 of $0.4 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. We paid $0.5 million for the hedges, which decreased in value to $0.1 million as of June 30, 2006. There were no similar costs for the quarter ended June 30, 2005.

Income tax provision. The provision for income taxes for the quarter ended June 30, 2006 was a benefit of $0.3 million, as compared to a benefit of $2.4 million for the quarter ended June 30, 2005. The effective tax rate decreased from 46.3% for the quarter ended June 30, 2005 to 27.2% for the quarter ended June 30, 2006. The decrease is a result of a State of Wisconsin development zone tax credit awarded to the Company which has reduced the effective state income tax rates between the periods.

Net loss. As a result of the foregoing, our net loss for the quarter ended June 30, 2006 was $0.8 million as compared to a net loss of $2.7 million for the quarter ended June 30, 2005. Net loss as a percentage of net revenues for the quarter ended June 30, 2006 was a negative 0.9% as compared to a negative 3.2% for the quarter ended June 30, 2005.

The following table sets forth our historical net revenues for the periods indicated:

	Six Months Ended June 30, 2006	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2005
	Successor	Successor	Predecessor	Combined
	(Dollars in millions)		(Dollars in millions)
Net revenues:
Commercial laundry	$129.7	$114.1	$17.3	$131.4
Consumer laundry	6.8	3.2	0.2	3.4
Service parts	21.9	17.6	3.2	20.8

	$158.4	$134.9	$20.7	$155.6

Below is a reconciliation of the combined results of operations for the periods presented (in thousands):

	Six Months Ended June 30, 2006	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2005
	Successor	Successor	Predecessor	Combined
Net revenues	$158,410	$134,908	$20,683	$155,591
Cost of sales	119,745	108,418	15,585	124,003

Gross profit	38,665	26,490	5,098	31,588

Selling, general and administrative expense	24,486	16,858	3,829	20,687
Securitization, impairment and other costs	3,924	8,015	—	8,015
Transaction costs associated with sale of business	—	—	18,790	18,790

Total operating expenses	28,410	24,873	22,619	47,492

Operating income (loss)	10,255	1,617	(17,521)	(15,904)
Interest expense	13,242	11,301	995	12,296
Loss from early extinguishment of debt	—	—	9,867	9,867
Other expense, net	360	—	—	—

Loss before taxes	(3,347)	(9,684)	(28,383)	(38,067)
(Benefit) provision for income taxes	(1,012)	(4,021)	9	(4,012)

Net loss	$(2,335)	$(5,663)	$(28,392)	$(34,055)

Net revenues. Net revenues for the six months ended June 30, 2006 increased $2.8 million, or 1.8%, to $158.4 million from $155.6 million for the six months ended June 30, 2005. This increase was attributable to higher consumer laundry revenue of $3.4 million and higher service parts revenue of $1.1 million, which were offset by lower commercial laundry revenues of $1.7 million. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The decrease in commercial laundry revenues was due to lower North American commercial equipment revenue of $2.5 million and lower earnings from our off-balance sheet equipment financing program of $1.4 million, partly offset by higher international revenue of $2.3 million. Revenue for North America was lower for coin-operated laundry customers. Revenue for international customers was higher in Asia and South Africa. The net revenue increases stated above include price increases of approximately $4.5 million.

Gross profit. Gross profit for the six months ended June 30, 2006 increased $7.1 million, or 22.4%, to $38.7 million from $31.6 million for the six months ended June 30, 2005. This increase was primarily attributable to $6.2 million of expense in 2005 related to an inventory step-up to fair market value recorded on the Acquisition date with no similar expense incurred in 2006 and $4.5 million of price increase impacts. These gross profit increases were partly offset by $1.4 million of lower earnings from our off-balance sheet equipment financing program, $1.4 million related to unfavorable sales volume and sales mix and $0.9 million of excess and discontinued inventory provisions largely related to electronic control components. As a result of these factors, gross profit as a percentage of net revenues increased to 24.4% for the six months ended June 30, 2006 from 20.3% for the six months ended June 30, 2005.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2006 increased $3.8 million, or 18.4%, to $24.5 million from $20.7 million for the six months ended June 30, 2005. The increase in selling, general and administrative expense was due primarily to recognition of $1.8 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, $0.3 million of costs associated with the implementation of Sarbanes-Oxley initiatives, a $0.7 million increase in non-cash incentive compensation resulting from the recognition of stock/unit related incentive compensation costs, $0.2 million of higher losses on the sale of trade receivables, $0.5 million of employee fringe benefit related costs and $0.4 million of increased amortization expenses driven primarily by Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 15.5% for the six months ended June 30, 2006 as compared to 13.3% for the six months ended June 30, 2005.

Securitization, impairment and other costs. Securitization, impairment and other costs for the six months ended June 30, 2006 decreased $4.1 million to $3.9 million from $8.0 million for the six months ended June 30, 2005. These costs in 2006 are comprised of a $1.4 million impairment charge related to a reduction in value of the Ajax trademark and $2.5 million related to Marianna plant closure costs. Securitization, impairment and other costs for the six months ended June 30, 2005 are comprised of $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Securitization, impairment and other costs as a percentage of net revenues decreased to 2.5% for the six months ended June 30, 2006 as compared to 5.2% for the six months ended June 30, 2005.

Transaction costs associated with sale of business. Transaction costs associated with sale of business for the six months ended June 30, 2005 were $18.8 million, with no similar costs in 2006. These costs were comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 12.1% for the six months ended June 30, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the six months ended June 30, 2006 increased $26.2 million, to an operating income of $10.3 million as compared to an operating loss of $15.9 million for the six months ended June 30, 2005. Operating income as a percentage of net revenues increased to 6.5% for the six months ended June 30, 2006 as compared to a negative 10.2% for the six months ended June 30, 2005.

Interest expense. Interest expense for the six months ended June 30, 2006 increased $0.9 million, or 7.7% to $13.2 million from $12.3 million for the six months ended June 30, 2005. Interest expense in 2006 includes approximately $0.5 million of higher interest costs primarily related to higher interest rates for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The interest increase is also attributable to the recognition of $0.7 million of interest income in 2005 related to pre-Acquisition investor promissory notes. Interest expense in 2006 includes a favorable non-cash adjustment of $0.6 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2005 interest expense included a favorable non-cash adjustment of $0.4 million. Interest expense as a percentage of net revenues increased to 8.4% for the six months ended June 30, 2006 as compared to a 7.9% for the six months ended June 30, 2005.

Other expense, net. Other expense, net for the six months ended June 30, 2006 of $0.4 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. We paid $0.5 million for the hedges, which decreased in value to $0.1 million as of June 30, 2006. There were no similar costs for the six months ended June 30, 2005.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2005 was $9.9 million, with no similar costs in 2006. The 2005 costs were incurred in conjunction with the Acquisition. Loss on early extinguishment of debt as a percentage of net revenues was 6.3% for the six months ended June 30, 2005.

Income tax provision. The provision for income taxes for the six months ended June 30, 2006 was a benefit of $1.0 million, as compared to a benefit of $4.0 million for the six months ended June 30, 2005. Prior to January 28, 2005, we did not provide for U.S. federal income taxes or tax benefits, as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners. The effective tax rate decreased from 41.5% for the January 28, 2005 through June 30, 2005 period to 30.2% for the six months ended June 30, 2006. The decrease is primarily a result of a State of Wisconsin development zone tax credit awarded to the Company which has reduced the effective state income tax rates between the periods.

Net loss. As a result of the foregoing, our net loss for the six months ended June 30, 2006 was $2.3 million as compared to a net loss of $34.1 million for the six months ended June 30, 2005. Net loss as a percentage of net revenues for the six months ended June 30, 2006 was a negative 1.5% as compared to a negative 21.9% for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2006 will not exceed $7.5 million. The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to the scheduled payments and $22.5 million of voluntary prepayments made through June 30, 2006 and after giving effect to the $60.0 million of additional term loans received in July of 2006, are as follows:

Year	Amount Due
(Dollars in millions)
2006	$1.2
2007	2.5
2008	2.4
2009	2.8
2010	2.7
Thereafter	374.4

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $235.0 million after giving effect to the $60.0 million of additional term loans received in July of 2006) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At June 30, 2006, there was $2.0 million of borrowings under our Revolving Credit Facility. At June 30, 2006, letters of credit issued on our behalf under the Revolving Credit Facility totaled $30.9 million. At June 30, 2006, we had $17.1 million of our existing $50.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $17.1 million at June 30, 2006 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 6.25 at June 30, 2006. We are in compliance with this and all other debt related covenants as of June 30, 2006. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006, is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2006	$1.2
2007	2.4
2008	2.3
2009	2.4
2010	2.3
Thereafter	224.4

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

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA, and reconciliation of Adjusted EBITDA to net cash provided by operating activities, in order to reconcile with the most directly comparable GAAP measures (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	Successor	Successor
Net loss	$(821)	$(2,732)
Benefit for income taxes	(307)	(2,352)
Interest expense	6,785	7,537
Depreciation and amortization (a)	5,378	6,240
Non-cash interest income included in amortization above	(444)	(579)

EBITDA	10,591	8,114
Finance program adjustments (b)	750	(496)
Other non-recurring charges (c)	3,505	8,305
Other non-cash charges (d)	524	640
Other expense (e)	360	—

Adjusted EBITDA	15,730	16,563

Interest expense	(6,785)	(7,537)
Non-cash interest income included in amortization above	444	579
Other non-cash interest	(333)	880
Finance program adjustments (b)	(750)	496
Other non-recurring charges (c)	(3,505)	(8,305)
Loss on sale of property, plant and equipment	111	2
Other expense	(351)	(42)
Changes in assets and liabilities	1,953	330

Net cash provided by operating activities	$6,514	$2,966

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges are described as follows:

•	Other non-recurring charges for the quarter ended June 30, 2006 relate to $2.1 million of costs associated with the closure of the Marianna, Florida production facility which are included in the Securitization, impairment and other costs line of our consolidated statements of operations, $1.1 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin which are included in the selling, general and administrative expense line of our consolidated statements of operations and a periodic accrual of $0.3 million under a one time retention bonus agreement entered into with certain management employees concurrent with the Acquisition, which is included in the selling, general and administrative expense line of our consolidated statements of operations. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date.

•	Other non-recurring charges for the quarter ended June 30, 2005 relate to $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, which is included in the Securitization, impairment and other costs line of our consolidated statements of operations, and a periodic accrual of $0.3 million under the one time retention bonus agreement entered into with certain management employees.
(d)	Other non-cash charges are described as follows:

•	Other non-cash charges for the quarter ended June 30, 2006 are comprised of $0.5 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expense line of our consolidated statements of operations.

•	Non-cash charges for the quarter ended June 30, 2005 relate to $0.6 million of cost associated with the inventory step-up to fair market value recorded at the Acquisition date, which are included in the cost of sales line of our consolidated statements of operations.
(e)	Other expense is described as follows:

•	Other expense for the quarter ended June 30, 2006 consists of $0.4 million of mark to market loss for two foreign exchange hedge agreements entered to control the foreign exchange risk associated with the initial acquisition price of CLD, which is included in the other expense line of our consolidated statements of operations.

	Six Months Ended June 30, 2006	January 28, 2005 through June 30, 2005	January 1, 2005 through January 27, 2005	Six Months Ended June 30, 2005
	Successor	Successor	Predecessor	Combined
Net loss	$(2,335)	$(5,663)	$(28,392)	$(34,055)
(Benefit) provision for income taxes	(1,012)	(4,021)	9	(4,012)
Interest expense	13,242	11,301	995	12,296
Depreciation and amortization (a)	11,245	10,365	526	10,891
Non-cash interest income included in amortization above	(922)	(911)	—	(911)

EBITDA	20,218	11,071	(26,862)	(15,791)
Finance program adjustments (b)	844	420	31	451
Other non-recurring charges (c)	4,872	8,498	28,657	37,155
Other non-cash charges (d)	3,209	6,246	1,089	7,335
Other expense (e)	360	—	—	—
Management fees paid to affiliates of Bain	—	—	83	83

Adjusted EBITDA	29,503	26,235	2,998	29,233

Interest expense	(13,242)	(11,301)	(995)	(12,296)
Non-cash interest income included in amortization above	922	911	—	911
Other non-cash interest	(808)	36	351	387
Finance program adjustments (b)	(844)	(420)	(31)	(451)
Other non-recurring charges (c)	(4,872)	(8,498)	(28,657)	(37,155)
Non-cash debt financing write-off	—	—	5,751	5,751
Loss on sale of property, plant and equipment	131	3	—	3
Other expense	(359)	(39)	(92)	(131)
Changes in assets and liabilities	(11,327)	(22,748)	14,056	(8,692)

Net cash used in operating activities	$(896)	$(15,821)	$(6,619)	$(22,440)

(a)	Depreciation and amortization amounts include amortization of deferred financing costs included in interest expense.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(c)	Other non-recurring charges are described as follows:

•	Other non-recurring charges for the period from January 1, 2005 through January 27, 2005 relate to seller transaction costs of $18.8 million incurred as part of the Acquisition which are included in the transaction costs associated with the sale of business line of our consolidated statements of operations, and a loss on the early extinguishment of debt of $9.9 million which is included in the loss from early extinguishment of debt line of our consolidated statements of operations.

•	Other non-recurring charges for the period from January 28, 2005 through June 30, 2005 relate to $8.0 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, which is included in the Securitization, impairment and other costs line of our consolidated statements of operations, and a periodic accrual of $0.5 million under the one time retention bonus agreement entered into with certain management employees, which is included in the selling, general and administrative expense line of our consolidated statements of operations.

•	Other non-recurring charges for the six months ended June 30, 2006 consist of $1.8 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin which are included in the selling, general and administrative expense line of our consolidated statements of operations, $2.5 million of costs associated with the closure of the Marianna, Florida production facility which are included in the Securitization, impairment and other costs line of our consolidated statements of operations and a periodic accrual of $0.6 million under the one time retention bonus agreement with certain management employees referred to above.
(d)	Other non-cash charges are described as follows:

•	Non-cash charges for the period from January 1, 2005 through January 27, 2005 of $1.1 million relate to non-cash incentive compensation expense resulting from the acceleration of vesting for incentive units at the date of the Acquisition, which are included in the selling, general and administrative expense line of our consolidated statements of operations.

•	Non-cash charges for the period from January 28, 2005 through June 30, 2005 relate to $6.2 million of cost associated with the inventory step-up to fair market value recorded at the Acquisition date, which are included in the cost of sales line of our consolidated statements of operations.

•	Non-cash charges for the six month period ended June 30, 2006 are comprised of $1.8 million of non-cash incentive compensation expense related to management incentive stock options which is included in the selling, general and administrative expense line of our consolidated statements of operations and a $1.4 million non-cash impairment charge related to the Ajax trademark, driven by the Company’s decision to discontinue sales of AJAX® products. The Ajax impairment is included in the Securitization, impairment and other costs line of our consolidated statements of operations.
(e)	Other expense is described as follows:

•	Other expense for the six months ended June 30, 2006 consists of $0.4 million of mark to market loss for two foreign exchange hedge agreements entered to control the foreign exchange risk associated with the initial acquisition price of CLD, which is included in the other expense line of our consolidated statements of operations.

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

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of June 30, 2006, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $225.5 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Asset Backed Facility primary documents, (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the asset backed facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at June 30, 2006 was $29.2 million. Alliance Laundry, as servicer, will be paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Below is a reconciliation of certain items of the combined statements of cash flows for the periods presented (in thousands):

	Six Months	January 28,	January 1,	Six Months
	Ended	2005 through	2005 through	Ended
	June 30,	June 30,	January 27,	June 30,
	2006	2005	2005	2005
	Successor	Successor	Predecessor	Combined
Cash flows from operating activities:
Net cash provided by (used in) operations	$10,431	$6,927	$(20,675)	$(13,748)
Net cash (used for) provided by working capital	(11,327)	(22,748)	14,056	(8,692)

Net cash used in operating activities	$(896)	$(15,821)	$(6,619)	$(22,440)

Cash flows from investing activities:
Additions to property, plant and equipment	$(2,492)	$(2,072)	$(188)	$(2,260)
Cash paid for business development	$(1,738)	$—	$—	$—
Proceeds on disposition of assets	1,226	1	—	1

Net cash used in investing activities	$(3,004)	$(2,071)	$(188)	$(2,259)

Cash flows from financing activities:
Principal payments on long-term debt	$(2,000)	$(5,000)	$1	$(4,999)
Net increase in revolving line of credit borrowings	2,000	—	—	—
Proceeds from promissory notes	1,000	—	—	—
Proceeds from senior term loan	—	200,000	—	200,000
Proceeds from senior subordinated notes	—	149,250	—	149,250
Repayment of long-term debt	—	(275,920)	—	(275,920)
(Repurchase) issuance of common stock	(30)	117,000	—	117,000
Distribution to old unitholders	—	(154,658)	—	(154,658)
Debt financing costs	—	(13,230)	—	(13,230)
Cash paid for capitalized offering related costs	—	(1,364)	—	(1,364)
Net proceeds - management note	—	—	(71)	(71)

Net cash provided by (used in) financing activities	$970	$16,078	$(70)	$16,008

Cash used in operating activities for the six months ended June 30, 2006 of $0.9 million was driven by cash generated by operations of $10.4 million (net loss adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $11.3 million. The cash used in operations included $4.3 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the six months ended June 30, 2006 increased primarily for inventory and accounts receivable, with a decrease in working capital for accounts payable. The working capital investment in inventories at June 30, 2006 of $42.2 million increased $13.2 million as compared to the balance of $29.0 million at December 31, 2005 due to a $7.3 million build-up of manufactured finished goods to provide sales coverage during the transfer of the Marianna, Florida product lines to Ripon, Wisconsin and a $6.0 million increase in raw materials to support the transition and to purchase electronic control components from a supplier. The working capital investment in other accounts payable at June 30, 2006 of $36.1 million decreased $1.7 million as compared to the balance of $34.4 million at December 31, 2005 due primarily to the higher raw material purchases to support the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2006 and June 30, 2005 were $2.5 million and $2.3 million, respectively. Capital spending in 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases. Capital spending in 2005 was principally oriented toward product enhancements and manufacturing process improvements.

Proceeds on disposition of assets within the consolidated statements of cash flows for the six months ended June 30, 2006 includes $1.2 million of proceeds from the sale of the Ajax intellectual property to Sankosha Engineering.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” which requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated results of operations and financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records gross receipts, taxes and miscellaneous other taxes on a net basis in its consolidated statements of operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.

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

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $281 thousand during the six months ended June 30, 2006. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $1.9 million at June 30, 2006.

Effective May 23, 2006, we entered into two foreign exchange contracts in the aggregate amount of 59.0 million Euros with Lehman Brothers Special Financing Inc. to hedge substantially all of the purchase price of CLD. On May 25, 2006 we paid $0.5 million for these foreign exchange hedges. The fair value of these foreign exchange contracts, which represents the amount that we would receive upon a settlement of these instruments, was $0.1 million at June 30, 2006.

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

(b) There have been no changes in our internal control over financial reporting that have occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 7 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad as well as earnings and cash flows from CLD’s European operations; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 8 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a) List of Exhibits.

10.1	Asset Purchase Agreement, dated as of June 15, 2006 between Sankosha Engineering Co., LTD., as Purchaser and Alliance Laundry Systems LLC, as Seller.

10.2	Trademark License Agreement, dated June 15, 2006 between Sankosha Engineering Co., LTD., as Licensor and Alliance Laundry Systems LLC, as Licensee.

10.3	Share Purchase Agreement, dated as of May 23, 2006 between Laundry Systems Group NV, as Seller and Alliance Laundry Systems LLC, as Purchaser.

10.4	Amendment and Restatement Agreement relating to a Share Purchase Agreement, dated May 23, 2006, between Laundry Systems Group NV, as Seller and Alliance Laundry Systems LLC, as Purchaser.

10.5	Purchase Agreement, dated as of May 23, 2006 by and among Alliance Laundry Systems LLC, as Buyer, and Laundry Systems Group NV, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc., as Sellers.

10.6	Amendment No. 1 to the Purchase Agreement, dated as of July 13, 2006, by and among Alliance Laundry Systems LLC, Laundry Systems Group NV, Cissell Manufacturing Company, Jensen USA Inc., and LSG North America, Inc.

10.7	Supply Agreement, dated July 14, 2006 by and between Jensen USA Inc. and Alliance Laundry Systems LLC

10.8	First Amendment, dated as of July 14, 2006, to the Credit Agreement dated as of January 27, 2005, among Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, ALH Finance LLC, the several banks and other financial institutions or entities from time to time parties thereto, as Lenders, Lehman Brothers Inc., as sole advisor, sole lead arranger and sole bookrunner, The Bank of Nova Scotia, as syndication agent, LaSalle Bank National Association and Royal Bank of Canada, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	8-10-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	8-10-06
Bruce P. Rounds

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	8-10-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	8-10-06
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	8-10-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	8-10-06
Bruce P. Rounds