Form 10-Q
period 2006-09-30
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2006-11-14
CIK 1063699, 1063698, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Alliance Laundry Corporation’s common stock outstanding as of November 14, 2006: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Form 10-Q

For The Quarterly Period Ended September 30, 2006

		Page No.
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (Successor); the three months ended September 30, 2005 (Successor); the period January 28, 2005 through September 30, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (Successor); the period January 28, 2005 through September 30, 2005 (Successor); and the period January 1, 2005 through January 27, 2005 (Predecessor)	5

	Condensed Consolidated Statement of Member(s) Equity and Comprehensive Loss for the nine months ended September 30, 2006	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II	Other Information

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$7,198	$5,075
Accounts receivable, net	26,823	9,056
Inventories, net	59,125	29,050
Beneficial interests in securitized accounts receivable	24,532	22,327
Deferred income tax asset, net	2,265	433
Prepaid expenses and other	4,924	2,139

Total current assets	124,867	68,080
Notes receivable, net	3,760	6,131
Property, plant and equipment, net	73,492	66,869
Goodwill	176,537	139,903
Beneficial interests in securitized financial assets	17,467	16,939
Deferred income tax asset, net	8,432	8,932
Debt issuance costs, net	10,852	11,172
Intangible assets, net	157,745	145,433

Total assets	$573,152	$463,459

Liabilities and Member(s) Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$479	$—
Revolving credit facility	6,000	—
Accounts payable	22,237	7,866
Deferred income tax liability, net	580	—
Other current liabilities	32,868	26,500

Total current liabilities	62,164	34,366
Long-term debt:
Senior credit facility	228,000	177,000
Senior subordinated notes	149,406	149,336
Other long-term debt and capital lease obligations	2,240	—
Deferred income tax liability, net	7,466	—
Other long-term liabilities	12,951	8,924

Total liabilities	462,227	369,626
Commitments and contingencies (see Note 9)
Member(s) equity	110,925	93,833

Total liabilities and member(s) equity	$573,152	$463,459

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005
	September 30, 2006	September 30, 2005
	Successor	Successor	Successor	Successor	Predecessor
Net revenues	$95,130	$78,352	$253,540	$213,260	$20,683
Cost of sales	74,257	55,956	194,002	164,374	15,585

Gross profit	20,873	22,396	59,538	48,886	5,098

Selling, general and administrative expense	13,010	9,815	37,496	26,673	3,829
Securitization, impairment and other costs	1,647	40	5,571	8,055	—
Transaction costs associated with sale of business	—	—	—	—	18,790

Total operating expenses	14,657	9,855	43,067	34,728	22,619

Operating income (loss)	6,216	12,541	16,471	14,158	(17,521)

Interest expense	9,591	6,138	22,833	17,439	995
Loss from early extinguishment of debt	—	—	—	—	9,867
Other expense, net	120	—	480	—	—

(Loss) income before taxes	(3,495)	6,403	(6,842)	(3,281)	(28,383)
Provision (benefit) for income taxes	532	3,026	(480)	(995)	9

Net (loss) income	$(4,027)	$3,377	$(6,362)	$(2,286)	$(28,392)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(6,362)	$(2,286)	$(28,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,422	14,743	526
Non-cash interest (income) expense	(213)	(680)	351
Non-cash executive unit compensation	1,873	—	1,089
Non-cash trademark impairment	1,400	—	—
Non-cash debt financing write-off	—	—	5,751
Non-cash inventory expense	2,713	6,246	—
Deferred income taxes	(480)	(1,042)	—
Loss on sale of property, plant and equipment	175	48	—
Changes in assets and liabilities:
Accounts receivable	5,594	(3,423)	(556)
Inventories	(12,307)	(20)	(1,833)
Other assets	(3,284)	1,918	101
Accounts payable	(385)	(23,119)	19,076
Other liabilities	(2,144)	1,688	(2,732)

Net cash provided by (used in) operating activities	3,002	(5,927)	(6,619)

Cash flows used in investing activities:
Additions to property, plant and equipment	(4,046)	(3,168)	(188)
Acquisition of businesses, net of cash acquired	(78,057)	—	—
Proceeds on disposition of assets	1,233	2	—

Net cash used in investing activities	(80,870)	(3,166)	(188)

Cash flows provided by (used in) financing activities:
Principal payments on long-term debt	(9,047)	(13,000)	1
Net increase in revolving line of credit borrowings	6,000	—	—
Proceeds from promissory notes	1,000	—	—
Proceeds from senior term loan	60,000	200,000	—
Proceeds from senior subordinated notes	—	149,250	—
Repayment of long-term debt	—	(275,920)	—
Issuance of common stock	23,493	117,000	—
Repurchase of common stock	(30)	—	—
Distribution to old unitholders	—	(154,658)	—
Debt financing costs	(1,334)	(13,230)	—
Cash paid for capitalized offering related costs	—	(1,364)	—
Net proceeds - management note	—	—	(71)

Net cash provided by (used in) financing activities	80,082	8,078	(70)

Effect of exchange rate changes on cash and cash equivalents	(91)	—	—

Increase (decrease) in cash	2,123	(1,015)	(6,877)
Cash at beginning of period	5,075	4,594	11,471

Cash at end of period	$7,198	$3,579	$4,594

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER(S) EQUITY

AND COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Member(s) Equity	Minimum Pension Liability, Net	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s) Equity
Balances at December 31, 2005	$94,583	$(751)	$1	$—	$93,833
Issuance of common stock	23,493	—	—	—	23,493
Repurchased stock	(30)	—	—	—	(30)

Net (loss)	(6,362)	—	—	—	(6,362)
Change in minimum pension liability, net	—	751	—	—	751
Foreign currency translation adjustment	—	—	—	(760)	(760)

Total comprehensive (loss)					$(6,371)

Balances at September 30, 2006	$111,684	$—	$1	$(760)	$110,925

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

On July 14, 2006 we completed the acquisition of Laundry System Group NV’s commercial laundry division operations. See Note 3 “Acquisition and Related Activity” for further discussion.

Throughout this quarterly report, we refer to Alliance Holdings, together with its consolidated operations, as “Company,” “Alliance,” “we,” “our,” “Predecessor,” “Successor,” and “us,” unless otherwise indicated. Any reference to “Alliance Laundry” refers to our wholly-owned subsidiary, Alliance Laundry Systems LLC, a Delaware limited liability company, and its consolidated operations, unless otherwise indicated.

The unaudited financial statements as of and for the quarter ended September 30, 2006 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC, including our wholly-owned subsidiary, Alliance Laundry Systems LLC and its subsidiaries.

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

These interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

This report on Form 10-Q for the period ended September 30, 2006 should be read in conjunction with the audited financial statements presented in the Company’s December 31, 2005 Annual Report on Form 10-K (file no. 333-56857) filed with the Securities and Exchange Commission.

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

During December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. The Company adopted SFAS 123R using the modified-prospective method in the fourth quarter of calendar year 2005.

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the second quarter of 2007.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for the company on January 1, 2007. The provisions of SFAS No. 156 are not expected to affect the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, FIN 48 will have on its consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records gross receipts taxes and miscellaneous other taxes on a net basis in its Consolidated Statements Of Operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company on January 1, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as the Company does not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on the Company’s consolidated financial position is being assessed.

NOTE 3. ACQUISITION AND RELATED ACTIVITY

On July 14, 2006, Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell

Manufacturing Company, Jensen USA Inc. and LSG North America, Inc (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO® and Cissell® brand names, and has its European headquarters in Wevelgem, Belgium, and manufacturing facilities and sales offices in the United States, Belgium, Norway and Spain. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $85.2 million, including acquisition costs of approximately $5.8 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $4.1 million. The acquisition resulted in approximately $36.9 million of goodwill, of which approximately $8.3 million is tax deductible, and $19.0 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 6, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.0 million equity bridge facility. The equity bridge facility was replaced by an additional equity contribution from OTPP of $20.3 million in September of 2006.

The Company believes the addition of CLD’s IPSO® and Cissell® brands and the addition of CLD’s soft mount washer-extractor product line will significantly strengthen its ability to participate in the global laundry marketplace.

The CLD Acquisition price, net of cash acquired and including transaction costs, was approximately $85.2 million. The sources and uses of funds in connection with the CLD Acquisition are summarized below (in thousands):

Sources:
Cash from operations	$1,723
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$85,216

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,200
Fees and expenses	5,801
Facility closure reserve	4,138

Total uses	$85,216

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below (in thousands):

Amount
Current assets, net of cash acquired	$44,302
Property, plant and equipment	13,706
Goodwill	36,899
Other intangible assets	19,016
Debt issuance costs	1,334
Other noncurrent assets	308

Total assets	115,565

Current liabilities	16,695
Noncurrent liabilities	13,654

Total liabilities	30,349

Net assets acquired	$85,216

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $9.2 million and European operations in the amount of $27.7 million.

Our allocation of purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition is preliminary and subject to refinement as more information relative to the fair values as of July 14, 2006 becomes available. Changes to the preliminary allocation will be made as the information becomes available.

The division acquired from LSG on July 14, 2006, did not issue separate financial statements on an annual or interim basis prior to the acquisition by Alliance. The estimated and unaudited annual revenues and operating income of CLD for the year ended December 31, 2005, were $96.3 million and $7.9 million, respectively. These results may not be indicative of the results that may be obtained in the future.

In connection with the CLD Acquisition, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of facilities and other costs associated with exiting certain activities of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize restructuring plans for the CLD Acquisition in fiscal year 2006 and expects the cost to be approximately $4.1 million. Unresolved matters at September 30, 2006, are primarily the completion of planned facility closures and related severance payments.

On August 8, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue our Louisville, Kentucky operations (the “Discontinuation”) and close our Portland, Tennessee facility (the “Closure”). The Company expects to substantially complete the Discontinuation and Closure within the next three months. The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations.

The following table summarizes the restructuring reserve of $4.1 million, which is included within other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Balance at July 14, 2006	Utilized Cash	Non-cash	Balance at September 30, 2006
One-time termination benefits	$2,043	$(49)	$—	$1,994
Other labor related costs	280	(19)	—	261
Relocation of tooling and equipment	855	(64)	—	791
Other related expenses	960	(370)	—	590

	$4,138	$(502)	$—	$3,636

On October 31, 2006, the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximates its carrying value. Completion of the transaction, which is expected to close in January 2007, is subject to customary closing conditions.

NOTE 4. RESTRUCTURING AND OTHER ITEMS

Asset Impairment Charge

On March 20, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of AJAX® finished goods, which was substantially complete by the end of the third quarter of 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006, for the reduction in the value of the AJAX® trademark. The non-cash impairment charge recorded in the quarter ending March 31, 2006 is a result of the Company’s determination that the best course of action for the AJAX® trademark would be to sell this product line to a third party. Based on the offer received, which is discussed in the paragraph below, the fair value of the AJAX® trademark was determined to be $1.4 million less than the carrying value of the AJAX® trademark as of December 31, 2005. We had previously reduced the value of the AJAX® trademark by $1.7 million in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” The reduction in value recorded in the fourth quarter of 2005 was a result of our determination that the growth projections for the AJAX® line would not be achieved. When the new growth projections were utilized in preparing the asset impairment test, an impairment charge was identified and recorded in the fourth quarter of 2005. These amounts are recorded within the Securitization, impairment and other costs line item of the Consolidated Statements Of Operations.

On June 15, 2006, Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “AJAX®” trademark and trade name) associated with the Company’s line of AJAX® pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale in the second quarter of 2006. The Company may continue to sell pressing and finishing equipment and accessories using the AJAX® trademark or trade name until October 31, 2006, and may sell service and repair parts using the AJAX® trademark or trade name for ten years from the date of the Purchase Agreement.

Costs Associated With Exit or Disposal Activities

On October 12, 2005, the Company committed to a plan to close its Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into its existing Ripon, Wisconsin operations. The Company substantially completed the facility closure and consolidation as of July 30, 2006.

The total cash costs and expenses associated with the closure of the Facility are estimated to be approximately $8.9 million, comprised of (1) approximately $3.3 million of one-time termination benefits and relocation costs; (2) approximately $2.6 million of other labor related costs including training and temporary living expenses; (3) approximately $1.8 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $1.2 million of other related expenses.

The total non-cash costs and expenses associated with the closure of the Facility are approximately $4.7 million, related to additional depreciation expense. The additional depreciation expense results from a re-evaluation of the remaining useful lives of the Marianna facility’s buildings and land improvements in accordance with applicable accounting rules. This cost was partially offset by a post-retirement health care plan curtailment benefit of $0.6 million and a pension plan curtailment benefit of $0.5 million, which were recognized in the second quarter of 2006.

For the three months ended September 30, 2006, the Company recorded $2.5 million of net charges for the Facility closure and transition of product lines to Wisconsin. Included in this total are $1.6 million of closure costs reflected in the securitization, impairment and other costs line of the Consolidated Statements Of Operations, which includes costs for employee retention, moving equipment to Wisconsin and employee travel. Also included in the $2.5 million total are $0.9 million of cash charges related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, which are reflected in the selling, general and administrative expense line of the Consolidated Statements Of Operations. Additionally, the Company recorded a non-cash charge of $0.5 million related to the additional depreciation expense for the Marianna Facility, which is reflected in the cost of sales line of the Consolidated Statements Of Operations.

For the nine months ended September 30, 2006, the Company recorded $6.8 million of net charges for the Facility closure and transition of product lines to Wisconsin. Included in this total are $4.2 million of net closure costs reflected in the securitization, impairment and other costs line of the Consolidated Statements Of Operations, which includes $5.3 million of costs for employee retention, moving equipment to Wisconsin and employee travel and also includes the post-retirement health care plan curtailment benefit of $0.6 million and the pension plan curtailment benefit of $0.5 million. Also included in the $6.8 million total are $2.6 million of cash charges related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, which are reflected in the selling, general and administrative expense line of the Consolidated Statements Of Operations. Additionally, for the nine months ended September 30, 2006, the Company recorded a non-cash charge of $3.7 million related to the additional depreciation expense for the Marianna Facility, which is reflected in the Cost of sales line of the Consolidated Statements Of Operations.

As of September 30, 2006, the estimated remaining cash costs and expenses associated with the closure of the Facility are approximately $1.3 million, comprised of (1) approximately $0.3 million of one-time termination benefits and relocation costs; (2) approximately $0.5 million of other labor related costs including training and temporary living expenses; (3) approximately $0.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $0.4 million of other related expenses. The Company currently anticipates that substantially all the remaining closure costs for the Marianna Facility will be incurred prior to December 31, 2006.

Costs Associated with 2005 Asset Backed Facility

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility

(the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. In connection with the establishment of the Asset Backed Facility, the Company incurred $8.1 million of expenses related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.3 million and a LIBOR based cap premium of $1.0 million. These amounts are recorded within the securitization, impairment and other costs line of the Consolidated Statements Of Operations.

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

NOTE 5. ASSET BACKED FACILITY

According to SFAS No. 125 and 140, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells all of its trade receivable and eligible notes receivable to third parties through a special-purpose bankruptcy remote entity designed to meet the SFAS No. 125 and 140 requirements for sale treatment. Accordingly, the Company removes these receivables from its balance sheet at the time of transfer.

In a subordinated capacity, we retain rights to the residual portion of cash flows, including interest earned, from the notes receivable sold. This retained beneficial interest is recorded at its estimated fair value at the balance sheet date. In determining the gain on sales of notes receivable, the investment in the sold receivable pool is allocated between the portion sold and the portion retained, based on their relative fair values. The Company generally estimates the fair values of its retained interests based on the present value of expected future cash flows to be received, using its best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks involved. Unrealized gains and losses resulting from changes in the estimated fair value of the Company’s retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest in accordance with EITF 99-20.

On June 28, 2005, Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will transfer them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, that are standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of September 30, 2006, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $220.8 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) covenant restrictions relating to the weighted average life, weighted average interest rate, and the amount of fixed rate equipment loans held by the trust; (ii) the absence of a rapid amortization event or event of default, as defined; (iii) our compliance, as servicer, with certain financial covenants; and (iv) no event having occurred which materially and adversely affects our operations.

The variable funding notes under the Asset Backed Facility will commence amortization and borrowings thereunder will cease prior to four years after the closing date upon the occurrence of certain “rapid amortization events” which include: (i) a borrowing base shortfall exists and remains uncured; (ii) delinquency, dilution or default ratios on pledged receivables and equipment loans exceeding certain specified ratios in any given month; (iii) the days sales outstanding on receivables exceed a specified number of days; (iv) the occurrence and continuance of an event of default or servicer default under the Asset Backed Facility, including but not limited to, as servicer, a material adverse change in our business or financial condition and our compliance with certain required financial covenants; and (v) a number of other specified events.

The risk of loss to the note purchasers under the new Asset Backed Facility resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided by us in the form of cash reserves, letters of credit and over collateralization. Further, the timely payment of interest and the ultimate payment of principal on the facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in the trust and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility would accrue to the benefit of Alliance Laundry. Except for the retained interests and amounts of the letters of credit outstanding from time to time as credit enhancement, the Company provides no support or recourse for the risk of loss relating to default on the assets transferred to the trust. The Company also retains the servicing rights and receives a servicing fee for the trade receivables and equipment loans sold, and we are paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans. Since the servicing fee adequately compensates the Company for the retained servicing rights, the Company does not establish a servicing asset or liability. The servicing fee is recognized as collected over the remaining terms of the trade receivables and equipment loans sold.

The estimated fair value of Alliance Laundry’s beneficial interests in the accounts receivable and notes sold to ALERT 2005A are based on the amount and timing of expected distributions to Alliance Laundry as the holder of the trust’s residual equity interests. Such distributions may be substantially deferred or eliminated, and result in an impairment of our residual interests, if repayment of the variable funding notes issued by ALERT 2005A are accelerated upon an event of default or rapid amortization event described above.

At September 30, 2006, our retained interest in trade accounts receivable sold to ALER 2005 was $24.5 million and our estimated fair value of beneficial interests in notes sold was $17.5 million.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

The preliminary allocation of the CLD Acquisition purchase price to intangible assets and associated lives are summarized below (in thousands):

	Amount	Life
Intangible assets - trademarks and tradenames	$2,977	Indefinite
Intangible assets - Europe customer agreements and distributor network	1,040	5 Years
Intangible assets - U.S. customer agreements and distributor network	3,640	20 Years
Intangible assets - engineering and manufacturing designs and processes	9,559	7 Years
Intangible assets - noncompete agreement	1,723	2 Years
Intangible assets - computer software and other	77	< 3 Years

Total	$19,016

The changes in the carrying value of goodwill for the nine months ending September 30, 2006 are summarized below (in thousands):

Goodwill
Balance at December 31, 2005	$139,903
Goodwill from CLD Acquisition	36,899
Currency translation	(265)

Balance at September 30, 2006	$176,537

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from five to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but are subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense associated with identifiable intangible assets was as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Successor	Predecessor
Amortization expense	$1,705	$1,131	$3,972	$3,016	$14

The following is a summary of identifiable intangible assets as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks, tradenames	$112,688	$—	$112,688	$112,336	$—	$112,336
Customer agreements and distributor network	32,886	(6,136)	26,750	28,247	(3,330)	24,917
Engineering and manufacturing designs and processes	17,313	(1,389)	15,924	7,861	(592)	7,269
Noncompete agreements	1,704	(178)	1,526	—	—	—
Patents	269	(11)	258	233	(3)	230
Computer software and other	1,007	(408)	599	906	(225)	681

	$165,867	$(8,122)	$157,745	$149,583	$(4,150)	$145,433

Estimated amortization expense for existing identifiable intangible assets is expected to be approximately $7.1 million, $6.6 million, $5.9 million, $5.1 million and $4.8 million for each of the years in the five-year period ending December 31, 2011, respectively. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

Our allocation of purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition is preliminary and subject to refinement as more information relative to the fair values as of July 14, 2006 becomes available. Changes to the preliminary allocation will be made in our December 31, 2006 consolidated financial statements.

NOTE 7. INVENTORIES

Inventories are stated at cost using the first-in, first-out method but not in excess of net realizable value, and consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Materials and purchased parts	$27,444	$10,259
Work in process	9,145	4,448
Finished goods	29,514	15,859
Inventory reserves	(6,978)	(1,516)

	$59,125	$29,050

At January 27, 2005, as a result of the Acquisition, the Company recorded inventories at fair market value. This resulted in a net write-up of $6.2 million. Of this amount $5.6 million was expensed to cost of sales in the period January 28, 2005 through March 31, 2005 and the remaining $0.6 million was expensed in the second quarter of 2005 as this inventory was sold.

At July 14, 2006, as a result of the CLD Acquisition, the Company recorded inventories at fair market value. This resulted in a net write-up of $3.2 million. Of this amount $2.7 million was expensed to cost of sales in the quarter ended September 30, 2006. The remaining balance is expected to be expensed to cost of sales in the fourth quarter of 2006 as this inventory is sold.

NOTE 8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

On January 25, 2006, the Company received $1.0 million in borrowings, evidenced by two promissory notes, pursuant to a Wisconsin Community Development Block Grant Agreement (the “Agreement”) dated January 6, 2006 between the Wisconsin Department of Commerce, Alliance Laundry and Fond du Lac County, Wisconsin. The first promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2007 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. The second promissory note, in the amount of $0.5 million bears interest at an annual rate of 2%, with monthly payments of interest and principal commencing January 1, 2009 and a final installment paid on December 1, 2010, subject to the covenants of the Agreement. A portion or the entire amount of this second promissory note may be forgiven if the Company meets certain job creation and retention requirements outlined in the promissory note.

On July 14, 2006, Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to (i) provide for an additional $60 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $1.5 million for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $32 thousand dollars through October 2010.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising thereunder will not have a material adverse effect on the business, financial condition and results of operations after giving effect to provisions already recorded.

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

NOTE 10. GUARANTEES

The Company, through its special purpose bankruptcy remote subsidiary, entered into a $330.0 million Asset Backed Facility on June 28, 2005 for the purpose of selling trade receivables and certain equipment loans. Pursuant to the terms of the Asset Backed Facility, the Company provides credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. The Company is obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2006 was $29.2 million.

The Company offers warranties to its customers depending upon the specific product and the product use. Standard product warranties vary from one to three years for most components with certain components extending to five years. Certain customers have elected to buy products without warranty coverage. The standard warranty program requires that the Company replace defective components within a specified time period from the date of installation. The Company records an estimate for future warranty related costs based on actual historical incident rates and cost per incident trends. Based on analysis of these and other factors, the carrying amount of our warranty liability is adjusted as necessary. While warranty costs have historically been within calculated estimates, it is possible that future warranty costs could exceed those estimates.

The changes in the carrying amount of total product warranty liability for the periods presented were as follows (in thousands):

	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor
Balance at beginning of period	$4,109	$4,309	$4,309
Acquired product warranty liability	2,011	—	—
Currency translation adjustment	(5)	—	—
Accruals for current and pre-existing warranties issued during the period	1,180	1,623	140
Settlements made during the period	(325)	(1,723)	(140)

Balance at end of period	$6,970	$4,209	$4,309

NOTE 11. INCOME TAXES

Alliance Holdings is owned by Alliance Finance LLC, both single member limited liability companies. Alliance Finance LLC is owned by ALH, which is a corporation for U.S. tax purposes. Accordingly, the consolidated financial statements are being presented as if Alliance Holdings was taxed as a corporation. The Company uses the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets and liabilities are revalued to reflect new tax rates during the periods in which rate changes are enacted. Management believes, based on the operating earnings in prior years, expected reversals of taxable temporary differences, and reliance on future earnings, that it is more likely than not that the recorded deferred tax assets are fully realizable.

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” tax expense has accordingly been provided for these unremitted earnings.

The income tax provision (benefit) for the nine months ended September 30, 2006 was determined by applying an estimated annual effective income tax rate of 7.0% to income before taxes. The estimated effective income tax rate was determined by applying statutory income tax rates to our annualized forecast of pretax income adjusted for certain permanent book/tax differences and tax credits. The effective tax rate for the period January 28, 2005 through September 30, 2005 was 30.3%.

Below is a reconciliation of the statutory federal income tax rates and the effective income tax rates for the periods presented as follows:

	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal benefit	0.2%	3.1%
Goodwill	-17.6%	-7.9%
Foreign tax on unremitted earnings	38.3%	—
Federal tax credit	-19.9%	—
State tax credit	-32.8%	—
Other, net	4.8%	1.1%

Effective income tax rate	7.0%	30.3%

There are various factors that may cause our tax assumptions to change in the near term, and the Company may have to record a valuation allowance against deferred income tax assets. The Company cannot predict whether future U.S. federal, foreign and state income tax laws and regulations might be passed that could have a material effect on its results of operations. The Company will assess the impact of significant changes to the U.S. federal, foreign and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare its consolidated financial statements when new regulations and legislation are enacted.

The Company did not provide for U.S. federal income taxes or tax benefits prior to the January 27, 2005 Transactions as the Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company provides certain pension, health care and death benefits for eligible retirees and their dependents. The pension benefits are funded, while the health care and death benefits are not funded but are paid as incurred. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The components of periodic benefit costs for the three months ended September 30, 2006 and 2005 are as follows (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	Successor	Successor	Successor	Successor
Service cost	$336	$439	$15	$16
Interest cost	769	686	24	25
Expected return on assets	(826)	(909)	19	—
Amortization of net obligation	(138)	—	—	—
Amortization of prior service cost	—	—	(4)	(15)
Amortization of loss	—	—	—	—
Curtailment gain	—	—	—	—

Net periodic benefit cost	$141	$216	$54	$26

The components of periodic benefit costs for these plans for the periods presented are as follows (in thousands):

	Pension Benefits			Other Benefits
	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Service cost	$1,278	$1,170	$151	$69	$70	$11
Interest cost	2,217	1,831	229	83	79	10
Expected return on assets	(2,610)	(2,424)	(311)	19	—	—
Amortization of net obligation	(138)	—	—	—	—	—
Amortization of prior service cost	—	—	6	(15)	(15)	4
Amortization of loss	—	—	4	—	—	7
Curtailment gain	(513)	—	—	(619)	—	—

Net periodic benefit cost	$234	$577	$79	$(463)	$134	$32

The curtailment gain was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 4 “Restructuring and Other Items.”

Employer Contributions

The Company expects to make voluntary contributions of approximately $1.0 million to its defined benefit pension plans during the calendar year ending December 31, 2006, substantially all of which was contributed during the quarter ended September 30, 2006.

NOTE 13. STOCK-BASED COMPENSATION

On January 27, 2005, in connection with the Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Acquisition, ALH granted stock options representing an aggregate of 10% of the fully diluted common shares of ALH among certain members of management. The granted options entitle the member of management to purchase shares of ALH’s common stock at an option price of $100 per share, subject to certain requirements. Sixty percent (60%) of the options granted will vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. The remaining 40% of the options granted are “performance options” that have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. The performance options may also vest based on the realization by ALH shareholders of certain specified values upon a subsequent sale of ALH. ALH is viewed as a nonpublic company for the purposes of applying FAS 123R as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of FAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

No further options have been issued since January 27, 2005 and no options were exercised in the period ended September 30, 2006. Based upon a valuation of these stock options, for the nine months ended September 30, 2006, we recognized $1.9 million of compensation expense. No compensation expense was recorded for the period from January 28, 2005 through September 30, 2005.

Pre-Acquisition Class B and C Units

The Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction, and certain additional Class B and Class M interests in 2003. These units were issued for nominal consideration based upon the subordinated nature of such interests, and represented performance-based compensatory awards for accounting purposes. The Company used an intrinsic value method to determine the fair value of the pre-acquisition executive purchase agreements. The Company was considered a nonpublic entity as it did not have any publicly traded equity securities. Prior to engaging in discussions to sell the Company, the units were valued based upon a management prepared fair value analysis of the Company. The units were recorded based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that had vested as of the respective balance sheet date. For the period ended January 27, 2005, we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of units as of the Acquisition date under this incentive program.

NOTE 14. SEGMENT INFORMATION

Based upon the information used by management for making operating decisions and assessing performance, the Company has organized its business into three reportable segments. Commercial laundry equipment sales to domestic and international markets are combined to form the commercial laundry segment. Commercial laundry net sales include amounts related to our finance program which supports the commercial laundry operations. Our second reportable segment is consumer laundry, which includes sales to domestic and Canadian distributors. Our third reportable segment is our European operations. Service parts is not considered a separate segment in that the service operations are required to support both commercial laundry and consumer laundry segments, the operations could not stand alone and the results are not reviewed as a separate operating entity. As the service operations are also not allocated to the commercial laundry equipment segment or the consumer laundry segment, we have chosen to show the service operations separately.

Our assets and liabilities, including inventory, trade receivables, property, plant and equipment, and accounts payable are not reviewed by segment for commercial laundry, consumer laundry and service parts by management for making operating decisions and assessing performance. Such information would not be useful due to common manufacturing lines and significant shared components across all product lines for commercial laundry, consumer laundry and service parts. Assets are reviewed for the European operations separate from the Company’s other reportable segments.

The Company’s primary measure of operating performance is gross profit which does not include an allocation of any selling expenses. Such amounts are reviewed on a consolidated basis by management. In determining gross profit for our operating units, the Company does not allocate certain manufacturing costs, including manufacturing variances and warranty costs. Gross profit is determined by subtracting cost of sales from net sales. Cost of sales is comprised of the costs of raw materials and component parts, plus costs incurred at the manufacturing plant level, including, but not limited to, labor and related fringe benefits, depreciation, supplies, utilities, property taxes and insurance. We do not allocate assets internally in assessing operating performance. Net sales and gross profit as determined by the Company for its operating segments for the three months ended September 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Net Sales	Gross Profit	Net Sales	Gross Profit
	Successor		Successor
Commercial laundry	$70.4	$23.5	$66.1	$23.1
Consumer laundry	4.0	—	2.4	—
Service parts	12.1	5.1	9.9	4.2
European operations	16.7	4.5	—	—
Worldwide eliminations	(8.1)	(1.6)	—	—

	$95.1	31.5	$78.4	27.3

Other manufacturing costs		(10.6)		(4.9)

Gross profit as reported		$20.9		$22.4

Net sales and gross profit as determined by the Company for its reporting segments for the periods presented are as follows (in millions):

	Nine Months Ended September 30, 2006		January 28, 2005 through September 30, 2005		January 1, 2005 through January 27, 2005
	Net Sales	Gross Profit	Net Sales	Gross Profit	Net Sales	Gross Profit
	Successor		Successor		Predecessor
Commercial laundry	$200.1	$66.0	$179.2	$60.0	$17.3	$4.6
Consumer laundry	10.8	(0.2)	6.5	(0.1)	0.2	—
Service parts	34.0	14.2	27.5	11.6	3.2	1.5
European operations	16.7	4.5	—	—	—	—
Worldwide eliminations	(8.1)	(1.6)	—	—	—	—

	$253.5	82.9	$213.2	71.5	$20.7	6.1

Other manufacturing costs		(23.4)		(22.6)		(1.0)

Gross profit as reported		$59.5		$48.9		$5.1

Total assets are segregated by the Company between its U.S. operations and European operations for the periods presented as follows (in millions):

	September 30, 2006	December 31, 2005
U.S. operations	$484.3	$463.5
European operations	92.8	—
Worldwide eliminations	(3.9)	—

	$573.2	$463.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We believe we are the leading designer, manufacturer and marketer of stand-alone commercial laundry equipment in North America and that we are similarly a leader worldwide. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, Cissell® and IPSO®, we produce a full line of commercial washing machines and dryers with load capacities from 16 to 250 pounds as well as presses and finishing equipment. Our commercial products are sold to four distinct customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; (iii) on-premise laundries, consisting primarily of in-house laundry facilities of hotels, hospitals, nursing homes and prisons; and (iv) drycleaners.

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

RECENT DEVELOPMENTS

On July 14, 2006, Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO® and Cissell® brand names, and has its European headquarters in Wevelgem, Belgium, and manufacturing facilities and sales offices in the United States, Belgium, Norway and Spain. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $85.2 million, including acquisition costs of approximately $5.8 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $4.1 million. The acquisition resulted in approximately $36.9 million of goodwill, of which approximately $8.3 million is tax deductible, and $19.0 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 6, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.0 million equity bridge facility. The equity bridge facility was replaced by an additional equity contribution from OTPP of $20.3 million in September of 2006.

The Company believes the addition of CLD’s IPSO® and Cissell® brands and the addition of CLD’s soft mount washer-extractor product line will significantly strengthen its ability to participate in the global laundry marketplace.

The CLD Acquisition price, net of cash acquired and including transaction costs, was approximately $85.2 million. The sources and uses of funds in connection with the CLD Acquisition are summarized below (in thousands):

Sources:
Cash from operations	$1,723
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$85,216

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,200
Fees and expenses	5,801
Facility closure reserve	4,138

Total uses	$85,216

We have prepared a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the CLD Acquisition. The preliminary allocation of the purchase price to the fair value of net assets acquired is summarized below (in thousands):

Amount
Current assets, net of cash acquired	$44,302
Property, plant and equipment	13,706
Goodwill	36,899
Other intangible assets	19,016
Debt issuance costs	1,334
Other noncurrent assets	308

Total assets	115,565

Current liabilities	16,695
Noncurrent liabilities	13,654

Total liabilities	30,349

Net assets acquired	$85,216

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $9.2 million and European operations in the amount of $27.7 million.

Our allocation of purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition is preliminary and subject to refinement as more information relative to the fair values as of July 14, 2006 becomes available. Changes to the preliminary allocation will be made as the information becomes available.

The division acquired from LSG on July 14, 2006, did not issue separate financial statements on an annual or interim basis prior to the acquisition by Alliance. The estimated and unaudited annual revenues and operating income of CLD for the year ended December 31, 2005, were $96.3 million and $7.9 million, respectively. These results may not be indicative of the results that may be obtained in the future.

In connection with the CLD Acquisition, the Company has undertaken certain restructurings of the acquired business. The restructuring activities include reductions in staffing levels, elimination of facilities and other costs associated with exiting certain activities of the acquired business. The estimated costs of these restructuring activities were recorded as costs of the acquisition and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company will finalize restructuring plans for the CLD Acquisition in fiscal year 2006 and expects the cost to be approximately $4.1 million. Unresolved matters at September 30, 2006, are primarily the completion of planned facility closures and related severance payments.

On August 8, 2006, the Board of Directors of ALH Holding Inc. resolved to discontinue our Louisville, Kentucky operations (the “Discontinuation”) and close our Portland, Tennessee facility (the “Closure”). The Company expects to substantially complete the Discontinuation and Closure within the next three months. The decision was based on an analysis of each location’s manufacturing capabilities as well as the continuing investment requirements for each of the locations.

The following table summarizes the restructuring reserve of $4.1 million, which is included within other current liabilities in the Condensed Consolidated Balance Sheets (in thousands):

	Balance at July 14, 2006	Utilized Cash	Non-cash	Balance at September 30, 2006
One-time termination benefits	$2,043	$(49)	$—	$1,994
Other labor related costs	280	(19)	—	261
Relocation of tooling and equipment	855	(64)	—	791
Other related expenses	960	(370)	—	590

	$4,138	$(502)	$—	$3,636

On October 31, 2006, the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximates its carrying value. Completion of the transaction, which is expected to close in January 2007, is subject to customary closing conditions.

On July 14, 2006, Alliance Laundry, Alliance Holdings, Lehman Commercial Paper Inc., as administrative agent and lender, and the other parties named therein as lenders, entered into an amendment (the “Amendment”) to the credit agreement, dated as of January 27, 2005 (the “Credit Agreement”), among Alliance Laundry, Alliance Holdings, ALH Finance LLC, Lehman Commercial Paper Inc., as administrative agent, and the several banks and other financial institutions party thereto. The Amendment amends the Credit Agreement to (i) provide for an additional $60 million of term loans under the Credit Agreement term loan facility; (ii) increase the revolving credit commitments to $55.0 million from $50.0 million under the Credit Agreement revolving credit facility; (iii) permit the acquisition of CLD; (iv) modify certain negative covenants in the Credit Agreement, including (a) adjusting the calculation of the consolidated leverage ratio, (b) adjusting the calculation of the consolidated interest coverage ratio, (c) increasing the annual ordinary course capital expenditures permitted by Alliance Laundry and its subsidiaries to $13.0 million from $10.0 million, effective 2007, and (d) increasing the maximum permitted debt Alliance Laundry’s non-U.S. subsidiaries may incur without restriction to $5.0 million from $2.5 million; (v) revising the procedure for term loan borrowing; (vi) revising the term loan repayment schedule to require repayment in 22 quarterly installments of $0.6 million which commenced on September 30, 2006, and one installment of $222.1 million, or such lesser amount then outstanding, on January 27, 2012; and (vii) making conforming changes to the definitions contained therein. This Amendment did not affect interest rates charged under the Credit Agreement.

RESULTS OF OPERATIONS

As a result of the acquisition on January 27, 2005, by ALH Holding Inc., an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board, of 100% of the outstanding equity interests in Alliance Holdings (the “Acquisition”), the Condensed Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Acquisition transaction under “Predecessor.” The financial effects of the Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States of America, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Condensed Consolidated Financial Statements do not show results of operations or cash flows for the nine months ended September 30, 2005. However, in order to facilitate an understanding of our results of operations for the nine months ended September 30, 2006 in comparison with the nine months ended September 30, 2005, we have presented and discussed below our Predecessor results and our Successor results on a combined basis. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

The following table sets forth our historical net revenues for the periods indicated:

	Quarter Ended
	September 30, 2006	September 30, 2005
	(Dollars in millions)
Net revenues:
Commercial laundry	$70.4	$66.1
Consumer laundry	4.0	2.4
Service parts	12.1	9.9
European operations	16.7	—
Worldwide eliminations	(8.1)	—

	$95.1	$78.4

Net revenues. Net revenues for the quarter ended September 30, 2006 increased $16.7 million, or 21.4%, to $95.1 million from $78.4 million for the quarter ended September 30, 2005. This increase was attributable to higher commercial laundry revenues of $4.3 million, higher consumer laundry revenue of $1.6 million, higher service parts revenue of $2.2 million and CLD Acquisition related sales of $16.7 million from the European operations offset by $8.1 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $7.4 million of net sales resulting from the CLD Acquisition U.S. operations and $0.5 million of higher international revenue, which was offset by $2.2 million of lower North American commercial equipment revenue and $1.4 million of lower earnings from our off-balance sheet equipment financing program. Base business revenue, which excludes revenues from the CLD Acquisition, for North America was lower for coin-operated and on-premise laundry customers, with revenue increases for multi-housing customers. Revenue for international customers was higher in Europe and South Africa, but lower for Latin America. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The higher service parts revenue includes $1.7 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $1.9 million.

Gross profit. Gross profit for the quarter ended September 30, 2006 decreased $1.5 million, or 6.8%, to $20.9 million from $22.4 million for the quarter ended September 30, 2005. Included in gross profit is a net improvement of $1.5 million resulting from the CLD Acquisition. This increase in gross profit consists of $4.2 million of base business product margin, which is partly offset by $2.7 million of expense related to an inventory step-up to fair market value recorded in 2006 as part of the CLD Acquisition. The remaining gross profit decrease of $3.0 million was primarily attributable to $1.4 million of lower earnings from our off-balance sheet equipment financing program, approximately $1.2 million of material cost increases, mostly related to steel cost increases and foreign exchange, $0.9 million of increased warranty expense, $0.5 million of higher product distribution costs, $0.5 million of Marianna transition related inefficiencies and $0.2 million of excess and discontinued inventory provisions largely related to electronic control components, partly offset by the $1.9 million of price increase impacts. The remaining $0.2 million of unfavorability was due primarily to higher labor related costs. As a result of these factors, gross profit as a percentage of net revenues decreased to 21.9% for the quarter ended September 30, 2006 from 28.6% for the quarter ended September 30, 2005.

Selling, general and administrative expense. Selling, general and administrative expense for the quarter ended September 30, 2006 increased $3.2 million, or 32.6%, to $13.0 million from $9.8 million for the quarter ended September 30, 2005. The increase in selling, general and administrative expense was due primarily to approximately $2.7 million of selling, general and administrative expense resulting from the CLD Acquisition. The remaining increase in selling, general and administrative expense was primarily due to recognition of $0.9 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, a $0.1 million increase in non-cash incentive compensation resulting from the recognition of stock/unit related incentive compensation costs, which were partly offset by a $0.6 million post retirement health care plan curtailment benefit. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 13.7% for the quarter ended September 30, 2006 as compared to 12.5% for the quarter ended September 30, 2005.

Securitization, impairment and other costs. Securitization, impairment and other costs for the quarter ended September 30, 2006 were $1.6 million. These costs are comprised entirely of Marianna plant closure costs. Securitization, impairment and other costs as a percentage of net revenues are 1.7% for the quarter ended September 30, 2006 as compared to 0.0% for the quarter ended September 30, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the quarter ended September 30, 2006 decreased $6.3 million, to operating income of $6.2 million compared to $12.5 million for the quarter ended September 30, 2005. Operating income as a percentage of net revenues decreased to 6.5% for the quarter ended September 30, 2006 as compared to 16.0% for the quarter ended September 30, 2005.

Interest expense. Interest expense for the quarter ended September 30, 2006 increased $3.5 million, or 56.3%, to $9.6 million from $6.1 million for the quarter ended September 30, 2005. Interest expense in 2006 includes an unfavorable non-cash adjustment of $0.8 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2005 interest expense included a favorable non-cash adjustment of $0.8 million. The remaining interest expense increase of $1.9 million was primarily attributable to higher interest rates for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 and interest related to increases in amounts outstanding under our Senior Credit Facility to partially fund the CLD Acquisition. Interest expense as a percentage of net revenues increased to 10.1% for the quarter ended September 30, 2006 as compared to 7.8% for the quarter ended September 30, 2005.

Other expense, net. Other expense, net for the quarter ended September 30, 2006 of $0.1 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements were entered to control the foreign exchange risk associated with the initial acquisition price of CLD. We paid $0.5 million for the hedges, which decreased in value to zero as of September 30, 2006. There were no similar costs for the quarter ended September 30, 2005.

Income tax provision. The provision for income taxes for the quarter ended September 30, 2006 was $0.5 million, as compared to $3.0 million for the quarter ended September 30, 2005. The effective tax rate decreased from 47.3% for the quarter ended September 30, 2005 to a negative 15.2% for the quarter ended September 30, 2006. The change in the effective tax rate is a result of a Federal energy tax credit for 2006 which was not available for 2005 as well as changes attributable to the CLD Acquisition foreign income.

Net (loss) income. As a result of the foregoing, our net loss for the quarter ended September 30, 2006 was $4.0 million as compared to a net income of $3.4 million for the quarter ended September 30, 2005. Net (loss) income as a percentage of net revenues for the quarter ended September 30, 2006 was a negative 4.2% as compared to a positive 4.3% for the quarter ended September 30, 2005.

The following table sets forth our historical net revenues for the periods indicated:

	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2005
	Successor	Successor	Predecessor	Combined
	(Dollars in millions)		(Dollars in millions)
Net revenues:
Commercial laundry	$200.1	$179.2	$17.3	$196.5
Consumer laundry	10.8	6.5	0.2	6.7
Service parts	34.0	27.5	3.2	30.7
European operations	16.7	—	—	—
Worldwide eliminations	(8.1)	—	—	—

	$253.5	$213.2	$20.7	$233.9

Below is a reconciliation of the combined results of operations for the periods presented (in thousands):

	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2005
	Successor	Successor	Predecessor	Combined
Net revenues	$253,540	$213,260	$20,683	$233,943
Cost of sales	194,002	164,374	15,585	179,959

Gross profit	59,538	48,886	5,098	53,984

Selling, general and administrative expense	37,496	26,673	3,829	30,502
Securitization, impairment and other costs	5,571	8,055	—	8,055
Transaction costs associated with sale of business	—	—	18,790	18,790

Total operating expenses	43,067	34,728	22,619	57,347

Operating income (loss)	16,471	14,158	(17,521)	(3,363)

Interest expense	22,833	17,439	995	18,434
Loss from early extinguishment of debt	—	—	9,867	9,867
Other expense, net	480	—	—	—

(Loss) income before taxes	(6,842)	(3,281)	(28,383)	(31,664)
(Benefit) provision for income taxes	(480)	(995)	9	(986)

Net (loss) income	$(6,362)	$(2,286)	$(28,392)	$(30,678)

Net revenues. Net revenues for the nine months ended September 30, 2006 increased $19.6 million, or 8.4%, to $253.5 million from $233.9 million for the nine months ended September 30, 2005. This increase was attributable to $3.6 million of higher commercial laundry revenues, $4.1 million of higher consumer laundry revenue, $3.3 million of higher service parts revenue and CLD Acquisition related sales of $16.7 million from the European operations, offset by $8.1 million of worldwide sales eliminations. The increase in commercial laundry revenues includes $7.4 million of net sales resulting from the CLD Acquisition U.S. operations and $2.6 million of higher international revenue which were partly offset by $3.6 million of lower North American commercial equipment revenue and $2.8 million of lower earnings from our off-balance sheet equipment financing program. Revenue for North America was lower for coin-operated and on-premise laundry customers and higher for multi-housing laundries. Revenue for international customers was higher in Europe and South Africa, but lower for Latin America. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The higher service parts revenue includes $1.7 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $6.2 million.

Gross profit. Gross profit for the nine months ended September 30, 2006 increased $5.5 million, or 10.3%, to $59.5 million from $54.0 million for the nine months ended September 30, 2005. The increase was primarily attributable to approximately $1.5 million of gross profit resulting from the CLD Acquisition. This increase in gross profit consists of $4.2 million of base business product margin, which is partly offset by $2.7 million of expense related to an inventory step-up to fair market value recorded in 2006 as part of the CLD Acquisition. The remaining gross profit increase of $4.0 million was primarily attributable to $6.2 million of expense in 2005 related to an inventory step-up to fair market value recorded on the Acquisition date and $6.2 million of price increase impacts in 2006. These gross profit increases were partly offset by $2.8 million of lower earnings from our off-balance sheet equipment financing program, $1.7 million related to unfavorable sales volume and sales mix, $1.2 million of increased warranty expense, $1.2 million of higher product distribution costs, $1.2 million of excess and discontinued inventory provisions largely related to electronic control components and service parts and $0.5 million of excess and discontinued inventory provisions related to the closure of the Marianna operations. As a result of these factors, gross profit as a percentage of net revenues increased to 23.5% for the nine months ended September 30, 2006 from 23.1% for the nine months ended September 30, 2005.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2006 increased $7.0 million, or 22.9%, to $37.5 million from $30.5 million for the nine months ended September 30, 2005. The increase in selling, general and administrative expense was due primarily to approximately $2.7 million of selling, general and administrative expense resulting from the CLD Acquisition. The remaining increase in selling, general and administrative expense is primarily attributable to recognition of $2.6 million of costs related to the transfer of production lines from Marianna, Florida to Ripon, Wisconsin, $0.2 million of costs associated with the implementation of Sarbanes-Oxley initiatives, a $0.8 million increase in non-cash incentive compensation resulting from the recognition of stock/unit related incentive compensation costs, $0.4 million of higher losses on the sale of trade receivables, and $0.4 million of increased amortization expenses driven primarily by CLD Acquisition date write-ups to fair market value for customer agreements, engineering drawings, and our distribution network. As a result of these factors, selling, general and administrative expense as a percentage of net revenues increased to 14.8% for the nine months ended September 30, 2006 as compared to 13.0% for the nine months ended September 30, 2005.

Securitization, impairment and other costs. Securitization, impairment and other costs for the nine months ended September 30, 2006 decreased $2.5 million to $5.6 million from $8.1 million for the nine months ended September 30, 2005. These costs in 2006 are comprised of a $1.4 million impairment charge related to a reduction in value of the Ajax trademark and $4.2 million related to Marianna plant closure costs. Securitization, impairment and other costs for the nine months ended September 30, 2005 are comprised of $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables. Securitization, impairment and other costs as a percentage of net revenues decreased to 2.2% for the nine months ended September 30, 2006 as compared to 3.4% for the nine months ended September 30, 2005.

Transaction costs associated with sale of business. Transaction costs associated with sale of business for the nine months ended September 30, 2005 were $18.8 million, with no similar costs in 2006. These costs were comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckman, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 8.0% for the nine months ended September 30, 2005.

Operating income (loss). As a result of the foregoing, operating income (loss) for the nine months ended September 30, 2006 increased $19.9 million, to an operating income of $16.5 million as compared to an operating loss of $3.4 million for the nine months ended September 30, 2005. Operating income as a percentage of net revenues increased to 6.5% for the nine months ended September 30, 2006 as compared to a negative 1.4% for the nine months ended September 30, 2005.

Interest expense. Interest expense for the nine months ended September 30, 2006 increased $4.4 million, or 23.9% to $22.8 million from $18.4 million for the nine months ended September 30, 2005. This increase includes approximately $2.3 million for higher interest costs primarily related to higher interest rates for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and higher interest costs in the third quarter related to increases in the amounts outstanding under our Senior Credit Facility to partially fund the CLD Acquisition. The interest increase is also attributable to the recognition of $0.7 million of interest income in 2005 related to pre-Acquisition investor promissory notes. Interest expense in 2006 includes an unfavorable non-cash adjustment of $0.2 million to reflect adjustments in the fair values of an interest rate swap agreement. Under a previous interest rate swap agreement, 2005 interest expense included a favorable non-cash adjustment of $1.2 million. Interest expense as a percentage of net revenues increased to 9.0% for the nine months ended September 30, 2006 as compared to a 7.9% for the nine months ended September 30, 2005.

Other expense, net. Other expense, net for the nine months ended September 30, 2006 of $0.5 million consists of a mark to market loss related to two foreign exchange hedge agreements. The agreements reduced the foreign exchange risk associated with the initial acquisition price of CLD. We paid $0.5 million for the hedges, which decreased in value to zero as of September 30, 2006. There were no similar costs for the nine months ended September 30, 2005.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2005 was $9.9 million, with no similar costs in 2006. The 2005 costs were incurred in conjunction with the Acquisition. Loss on early extinguishment of debt as a percentage of net revenues was 4.2% for the nine months ended September 30, 2005.

Income tax provision. The provision for income taxes for the nine months ended September 30, 2006 was a benefit of $0.5 million, as compared to a benefit of $1.0 million for the nine months ended September 30, 2005. Prior to January 28, 2005, we did not provide for U.S. federal income taxes or tax benefits, as the Predecessor Company was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners. The effective tax rate decreased from 30.3% for the January 28, 2005 through September 30, 2005 period to 7.0% for the nine months ended September 30, 2006. The change in the effective tax rate is a result of a Federal energy tax credit for 2006 which was not available for 2005 as well as changes attributable to the CLD Acquisition foreign income.

Net (loss) income. As a result of the foregoing, our net loss for the nine months ended September 30, 2006 was $6.4 million as compared to a net loss of $30.7 million for the nine months ended September 30, 2005. Net (loss) income as a percentage of net revenues for the nine months ended September 30, 2006 was a negative 2.5% as compared to a negative 13.1% for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2006 will not exceed $7.5 million. The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $8.4 million of voluntary prepayments made year to date through September 30, 2006, are as follows:

Year	Amount Due
(Dollars in millions)
2006	$0.1
2007	$1.1
2008	$2.9
2009	$3.1
2010	$3.1
Thereafter	$370.4

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests in order to comply with the terms of the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility (approximately $234.0 million at September 30, 2006) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

At September 30, 2006, there was $6.0 million of borrowings under our Revolving Credit Facility. At September 30, 2006, letters of credit issued on our behalf under the Revolving Credit Facility totaled $30.9 million. At September 30, 2006, we had $18.1 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $18.1 million at September 30, 2006 in additional indebtedness under the Revolving Credit Facility.

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is 6.25 at September 30, 2006. We are in compliance with this and all other debt related covenants as of September 30, 2006. We believe, based on currently available information, that for the foreseeable future, cash flows from operations, together with available borrowings under the Senior Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments while achieving all required covenant requirements under the Senior Credit Facility and Senior Subordinated Notes.

The Senior Credit Facility, after giving effect to the $60.0 million of additional term loans received in July of 2006, is repayable in the following aggregate annual amounts:

Year	Amount Due
(Dollars in millions)
2006	$0.0
2007	$0.6
2008	$2.3
2009	$2.3
2010	$2.3
Thereafter	$220.5

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

EBITDA and Adjusted EBITDA

One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. The Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 6.25 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.00 to 1.00. As of September 30, 2006, our Consolidated Total Debt to Adjusted EBITDA ratio was 5.46 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.63 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended September 30, 2006.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and Adjusted EBITDA to Consolidated Cash Interest Expense ratio (dollars in thousands):

	Quarter Ended December 31, 2005	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Total
EBITDA	$13,016	$9,627	$10,591	$10,541	$43,775
Deemed prior quarters for CLD Acquisition (a)	2,800	2,800	2,800	—	8,400
Finance program adjustments (b)	316	94	750	(1,150)	10
Other non-recurring charges (c)	895	1,367	3,505	2,815	8,582
Other non-cash charges (d)	2,887	2,685	524	2,777	8,873
Other expense (e)	11	—	360	120	491

Adjusted EBITDA	$19,925	$16,573	$18,530	$15,103	$70,131

September 30, 2006
Revolving Credit Facility	$6,000
Senior Credit Facility	228,000
Senior Subordinated Notes	149,406
Other long-term debt and capital lease obligations	2,719
Unrestricted cash held by foreign subsidiaries (f)	(3,000)

Consolidated Total Debt	$383,125

Consolidated Total Debt to Adjusted EBITDA	5.46

	Quarter Ended December 31, 2005	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Total
Interest expense	$6,678	$6,457	$6,785	$9,591	$29,511
Non-cash interest	(331)	(110)	(285)	(1,574)	(2,300)
Cash interest on letters of credit	(211)	(207)	(210)	(217)	(845)
Interest income	77	65	61	63	266

Consolidated Cash Interest Expense	$6,213	$6,205	$6,351	$7,863	$26,632

Adjusted EBITDA to Consolidated Cash Interest Expense					2.63

(a)	As provided for in the Amendment, Adjusted EBITDA for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006 has been increased by $2.8 million, which amount has been deemed to constitute the quarterly Adjusted EBITDA of the subsidiaries and assets acquired with CLD Acquisition.
(b)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to qualified special-purpose bankruptcy remote entities. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.

(c)	Other non-recurring charges are described as follows:

•	Other non-recurring charges consist of $4.3 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other costs line of our Consolidated Statements Of Operations, $3.1 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin which are included in the selling, general and administrative expense line of our Consolidated Statements Of Operations and a periodic accrual of $1.2 million under the one time retention bonus agreement with certain management employees. Under the retention bonus agreements, the executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Acquisition, subject generally to their continued employment with Alliance Laundry through such date.

(d)	Other non-cash charges are described as follows:

•	Other non-cash charges are comprised of $2.7 million of costs associated with the inventory step-up to fair market value recorded at the CLD Acquisition date, which are included in the cost of sales line of our Consolidated Statements Of Operations, $3.2 million of non-cash impairment charges related to the Ajax trademark, which are included in the securitization, impairment and other costs line of our Consolidated Statements Of Operations and $3.0 million of non-cash incentive compensation expense related to management incentive stock options, which is included in the selling, general and administrative expense line of our Consolidated Statements Of Operations. The AJAX impairment charges consist of a $1.8 million charge in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” and a $1.4 million charge in the quarter ending March 31, 2006, which was based on the Company’s decision to discontinue sales of AJAX® products and sell this product line to a third party.

(e)	Other expense is described as follows:

•	Other expense consists of $0.5 million of mark to market losses for two foreign exchange hedge agreements entered to control the foreign exchange risk associated with the initial acquisition price of CLD, which is included in the other expense line of our Consolidated Statements Of Operations.

(f)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

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

Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loan Notes is limited to $330.0 million less the amount of funding outstanding for trade receivable Notes. Funding of the Notes is subject to certain advance rate and eligibility criteria standard for transactions of this type. After June 27, 2009 (or earlier in the event of a rapid amortization event, an event of default or the termination of the Asset Backed Facility by Alliance Laundry), ALERT 2005A will not be permitted to request new borrowings under the Asset Backed Facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. As of September 30, 2006, the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $220.8 million.

Additional advances under the Asset Backed Facility are subject to certain continuing conditions, including but not limited to (i) the absence of a rapid amortization event or event of default, as defined in the Asset Backed Facility primary documents; (ii) compliance by Alliance Laundry, as servicer, with certain covenants, including financial covenants and (iii) no event having occurred which materially and adversely affects the operations of Alliance Laundry. In addition, advances under the Asset Backed Facility in respect of fixed rate equipment loans are subject to limitations on the weighted average interest rate and the aggregate loan balance of all fixed rate equipment loans then held by ALERT 2005A.

The risk of loss resulting from default or dilution on the trade receivables and equipment loans is protected by credit enhancement, provided in the form of cash reserves, letters of credit and overcollateralization. The timely payment of interest and the ultimate payment of principal on the Asset Backed Facility are guaranteed by Ambac Assurance Corporation. All of the residual beneficial interests in ALERT 2005A and cash flows remaining from the pool of receivables and loans after payment of all obligations under the Asset Backed Facility will accrue to the benefit of Alliance Laundry. Except for amounts of the letters of credit outstanding from time to time as credit enhancement, Alliance Laundry will provide no support or recourse for the risk of loss relating to default on the assets transferred to ALERT 2005A. The amount of the irrevocable letter of credit related to the Asset Backed Facility at September 30, 2006 was $29.2 million. Alliance Laundry, as servicer, will be paid a monthly servicing fee equal to one-twelfth of 1.0% of the aggregate balance of such trade receivables and equipment loans.

Cash Flows

Below is a reconciliation of certain items of the combined statements of cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2006	January 28, 2005 through September 30, 2005	January 1, 2005 through January 27, 2005	Nine Months Ended September 30, 2005
	Successor	Successor	Predecessor	Combined
Cash flows from operating activities:
Net cash provided by (used in) operations	$15,528	$17,029	$(20,675)	$(3,646)
Net cash (used for) provided by working capital	(12,526)	(22,956)	14,056	(8,900)

Net cash provided by (used in) operating activities	$3,002	$(5,927)	$(6,619)	$(12,546)

Cash flows from investing activities:
Additions to property, plant and equipment	$(4,046)	$(3,168)	$(188)	$(3,356)
Acquisition of businesses, net of cash acquired	(78,057)	—	—	—
Proceeds on disposition of assets	1,233	2	—	2

Net cash used in investing activities	$(80,870)	$(3,166)	$(188)	$(3,354)

Cash flows from financing activities:
Principal payments on long-term debt	$(9,047)	$(13,000)	$1	$(12,999)
Net increase in revolving line of credit borrowings	6,000	—	—	—
Proceeds from promissory notes	1,000	—	—	—
Proceeds from senior term loan	60,000	200,000	—	200,000
Proceeds from senior subordinated notes	—	149,250	—	149,250
Repayment of long-term debt	—	(275,920)	—	(275,920)
Issuance of common stock	23,493	117,000	—	117,000
Repurchase of common stock	(30)	—	—	—
Distribution to old unitholders	—	(154,658)	—	(154,658)
Debt financing costs	(1,334)	(13,230)	—	(13,230)
Cash paid for capitalized offering related costs	—	(1,364)	—	(1,364)
Net proceeds - management note	—	—	(71)	(71)

Net cash provided by (used in) financing activities	$80,082	$8,078	$(70)	$8,008

Effect of exchange rate changes on cash and cash equivalents	$(91)	$—	$—	$—

Cash provided by operating activities for the nine months ended September 30, 2006 of $3.0 million was driven by cash generated by operations of $15.5 million (net loss adjusted for depreciation, amortization and other non-cash adjustments) offset by working capital requirements of $12.5 million. The cash provided by operations included $6.8 million of costs associated with the closure of the Marianna, Florida facility and the transfer of production lines to the Ripon, Wisconsin facility. Working capital requirements for the nine months ended September 30, 2006 increased primarily for accounts receivable, inventory and other assets, with a decrease in working capital for accounts payable. The working capital investment in accounts receivable at September 30, 2006 of $26.8 million increased $17.7 million as compared to the balance of $9.1 million at December 31, 2005 due primarily to receivable balances related to CLD’s acquired operations. The working capital investment in inventories at September 30, 2006 of $59.1 million increased $30.0 million as compared to the balance of $29.1 million at December 31, 2005 due to approximately $15.3 million of inventory balances related to CLD’s acquired operations, a $5.2 million build-up of manufactured finished goods to provide sales coverage during the transfer of the Marianna, Florida product lines to Ripon, Wisconsin and an $8.2 million increase in raw materials to support the transition and to purchase electronic control components from a supplier. The working capital investment in other assets increased $3.3 million primarily as a result of increases in beneficial interests in securitized accounts receivable related to higher levels of sold receivables attributable to CLD’s acquired U.S. operations. The working capital investment in other accounts payable at September 30, 2006 of $22.2 million increased $14.4 million as compared to the balance of $7.8 million at December 31, 2005 due primarily to accounts payable balances related to CLD’s acquired operations.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2006 and September 30, 2005 were $4.0 million and $3.4 million, respectively. Capital spending in 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases. Capital spending in 2005 was principally oriented toward product enhancements and manufacturing process improvements.

Proceeds on disposition of assets within the consolidated statements of cash flows for the nine months ended September 30, 2006 includes $1.2 million of proceeds from the sale of the Ajax intellectual property to Sankosha Engineering.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, “Inventory Pricing” which requires that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on our consolidated results of operations and financial position.

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

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a final document is anticipated in the second quarter of 2007.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective for the company on January 1, 2007. The provisions of SFAS No. 156 are not expected to affect our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records gross receipts taxes and miscellaneous other taxes on a net basis in its Consolidated Statements Of Operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total operating revenues and expenses, although operating income and net income would not be affected.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108) that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. Adopting SAB No. 108 is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company on January 1, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as the Company does not have publicly traded equity securities. At this time, the impact of adoption of SFAS No. 158 on our consolidated financial position is being assessed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risk associated with changes in interest and foreign exchange rates. From time to time we may enter into derivative financial instruments to hedge our interest rate exposures and to hedge exchange rate fluctuations between United States dollars and foreign currencies. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposures. We do not enter into derivatives for speculative purposes. There have been no material changes in our market risk exposures as compared to those discussed in our Annual Report on Form 10-K (file no. 333-56857), except as noted below.

In connection with the CLD Acquisition, we are exposed to risks associated with international operations and sales, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations, the effects of income and withholding taxes, governmental expropriation, protectionist measures that may prohibit acquisitions or joint ventures and differences in business practices; realization of deferred income tax assets; increased costs and delays or disruptions that we may experience in product deliveries and payments in connection with international manufacturing and sales; and unfavorable changes in political, regulatory and business climates.

Effective March 4, 2005, we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we received $531 thousand during the nine months ended September 30, 2006. The fair value of this interest rate swap agreement, which represents the amount that we would receive upon a settlement of this instrument, was $1.3 million at September 30, 2006.

Effective July 21, 2006, we entered into a $13.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon the three month LIBOR rate. Under the swap, we paid two thousand dollars during the three months ended September 30, 2006. The fair value of this interest rate swap agreement, which represents the amount that we would pay upon a settlement of this instrument, was $0.2 million at September 30, 2006.

Effective May 23, 2006, we entered into two foreign exchange contracts in the aggregate amount of 59.0 million Euros with Lehman Brothers Special Financing Inc. to hedge substantially all of the purchase price of CLD. On May 25, 2006 we paid $0.5 million for these foreign exchange hedges. These contracts were written down to fair market value in the second quarter of 2006, with an expense recorded of $0.4 million in the quarter ended June 30, 2006. The contracts were subsequently settled in the third quarter of 2006, and consequently the remaining $0.1 million was expensed in the quarter ended September 30, 2006.

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

(b) There have been no changes in our internal control over financial reporting that have occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 9 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad as well as earnings and cash flows from CLD’s European operations; market acceptance of new and enhanced versions of our products; the impact of substantial leverage and debt service on us and other risks listed from time to time in our reports, including but not limited to our Annual Report on Form 10-K (file no. 333-56857). We do not undertake any obligation to update any such forward-looking statements unless required by law.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings. Incorporated by reference from Note 9 to the Consolidated Financial Statements of Alliance Laundry Holdings LLC included in Item 1 of Part I of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors. No material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

a) List of Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Alliance Laundry Systems LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	11-14-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	11-14-06
Bruce P. Rounds

Alliance Laundry Corporation has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	11-14-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	11-14-06
Bruce P. Rounds

Alliance Laundry Holdings LLC has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ THOMAS F. L’ESPERANCE	CEO and President	11-14-06
Thomas F. L’Esperance

/s/ BRUCE P. ROUNDS	Vice President, Chief Financial Officer	11-14-06
Bruce P. Rounds