Form 10-K
period 2007-12-31
ALLIANCE LAUNDRY SYSTEMS LLC; ALLIANCE LAUNDRY HOLDINGS LLC; ALLIANCE LAUNDRY CORP
filed 2008-03-11
CIK 1063699, 1063698, 1063697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of Alliance Laundry Corporation’s common stock outstanding as of March 10, 2008: 1,000 shares.

Alliance Laundry Systems LLC

Alliance Laundry Corporation

Alliance Laundry Holdings LLC

Index to Annual Report on Form 10-K

Year Ended December 31, 2007

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This Annual Report includes “forward-looking statements” which appear in a number of places and includes statements regarding the intent, belief or current expectations with respect to, among other things, the ability to borrow funds under the Senior Credit Facility, the ability to successfully implement operating strategies, and trends affecting the business, financial condition and results of operations. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” and located elsewhere herein regarding industry prospects and the Company’s financial position are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, and we undertake no obligation to update or revise publicly any forward-looking statements whether as a result of new information, future events or otherwise. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct and actual results could differ materially from those we expect, depending on the outcome of various factors, including, but not limited to, those set forth in this Form 10-K under the section headings noted above, in Item 1A hereof under “Risk Factors.”

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

Our business began in 1908 when we introduced a hand-operated washer to the marketplace. Industry leading features were introduced under the Speed Queen® brand with the introduction of stainless steel wash tubs in 1938 and automatic washers and dryers in 1952. On May 5, 1998, Bain Capital Partners, LLC, (“Bain”), and members of our management, acquired 93% common equity interest in us with our then parent, Raytheon Company (“Raytheon”), continuing to own 7% of the common interests. In January 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”), indirectly acquired the majority of the equity interests of Alliance Laundry through ALH Holding Inc. (“ALH”), and our management indirectly owned the remainder of Alliance Laundry’s equity interests through ALH. ALH owns 100% of the equity interests of Alliance Holdings. As of March 10, 2008 OTPP indirectly owns 90.7% of the equity interests of Alliance Laundry through ALH and current management owns 9.2% of the equity interests. On July 14, 2006 we completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations which manufacturers and markets commercial laundry products similar to Alliance Laundry. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (“European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. See Note 3 “CLD Acquisition and Related Activity” for further discussion.

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

As a result of the Alliance Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Alliance Acquisition transaction under “Predecessor.” The financial effects of the Alliance Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Alliance Acquisition are presented under “Successor.” In accordance with generally accepted accounting principles in the United States, or GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2005. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2005 in comparison with the twelve months ended December 31, 2007 and December 31, 2006, we have presented certain financial measurements such as international revenues, total revenues and EBITDA on an unaudited combined basis. The combined results represent the January 1, 2005 through January 27, 2005 Predecessor period added to the January 28, 2005 through December 31, 2005 Successor period. The combined results of operations are non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

We believe that we are a leading designer, manufacturer and marketer in North America of commercial laundry equipment used in laundromats, multi-housing laundries and on-premise laundries. Under the well-known brand names of Speed Queen®, UniMac®, Huebsch®, IPSO®, and Cissell®, we produce a full line of commercial washing machines and dryers with load capacities from 12 to 200 pounds. We have been a leader in the North American stand-alone commercial laundry equipment industry for more than ten years. With the addition of our European Operations and Alliance Laundry’s export sales to Europe, we are also a leader in the European stand-alone commercial laundry equipment industry.

We attribute our success in this industry to: (i) the quality, reliability and functionality of our products; (ii) the breadth of our product offerings; (iii) our extensive distributor network and strategic alliances with key customers; (iv) our investment in new product development and manufacturing capabilities and (v) selective acquisitions. As a result of our industry position, we generate significant recurring sales of replacement equipment and service parts. In addition to stand-alone commercial laundry equipment in North America, we also offer commercial laundry equipment and service parts internationally through our U.S. operations and through our European Operations. Internationally, through our U.S. operations, we generated revenue of $68.3 million, $57.4 million, and $52.0 million and in 2007, 2006 and 2005, respectively. Internationally, through our European Operations, we generated revenue of $85.4 million in 2007 and $36.5 million for the period July 14, 2006 through December 31, 2006. For 2007, 2006 and 2005 we generated net revenues of $443.3 million, $366.1 million and $317.3 million and EBITDA (as defined in “ITEM 7 – Liquidity and Capital Resources under EBITDA and Adjusted EBITDA”) of $68.5 million, $44.7 million and $13.6 million, respectively.

In North America, we serve three distinct commercial laundry end-customer groups: (i) laundromats; (ii) multi-housing laundries, consisting primarily of common laundry facilities in apartment buildings, universities and military installations; and (iii) on-premise laundries, consisting primarily of in-house laundry facilities in hotels, hospitals, nursing homes and prisons. Our primary means of serving these end-customers is through distributors and route operators through our U.S. operations. We reach laundromat and on-premise laundry end-customers through a network of over 400 North American distributors and over 240 international distributors served through our U.S. operations. Over 70 distributors are also served through our European Operations. Our distributors purchase equipment from us, then re-sell and install it for laundromat and on-premise end-customers. We serve multi-housing end-customers in North America through a network of over 100 route operators. Route operators purchase equipment from us, and then obtain leases from multi-housing property managers to place it into common laundry rooms.

We believe that we have the most extensive distribution network in North America which gives us a significant competitive advantage. We estimate that our distributors and route operators have either the number one or number two market position in over 80% of North American markets. We believe that the superior quality and loyalty of our distribution network has been a significant factor in achieving this market position in each of our three commercial laundry end-customer groups.

We estimate that the North American stand-alone commercial laundry equipment industry generated approximately $542 million in revenue in 2007. The industry’s revenues are primarily driven by population growth and the replacement cycle of laundry equipment. North American consumers view clean clothes as a necessity, with economic conditions having limited effect on the frequency of use, and therefore the useful life, of laundry equipment. As a result, the industry’s revenues have been relatively stable over time and through economic downturns.

With capital investments totaling $26.7 million since 2003, we have developed many new products, redesigned existing products and modernized our manufacturing facilities in Ripon, Wisconsin, and since July 2006 we have begun similar programs for our products and facilities in Wevelgem, Belgium and Deinze, Belgium. We believe our considerable investment in our product lines and manufacturing capabilities have strengthened and will continue to enhance our market leadership position. For information about the financial results of our operating segments, see Note 19 to the Financial Statements – Segment Information.

Company Strengths

Market Leader with Significant Installed Base. We believe that we are a market leader in the overall North American stand-alone commercial laundry equipment industry. In addition to being a market leader in North America, we believe that we are a leader in sales to each of our three primary commercial laundry end-customer groups. As a result of being a market leader for over ten years, we believe that we have one of the largest installed bases of equipment in North America, comprised of approximately two million machines. A significant majority of our revenue is attributable to replacement sales which are driven by our large installed base combined with an average ten year estimated life per machine.

Extensive and Loyal Distribution Networks. We believe we have developed an extensive distribution network in North America, with over 400 distributors and over 100 route operators. We estimate that our laundromat and on-premise laundry distributors and multi-housing route operators have either the number one or number two market position in over 80% of North American markets. These leading distributors and route operators are attracted by our industry-leading brand equity, broad product array, significant installed base and our comprehensive value-added support, which includes training, extensive electronic support of installation and service and joint promotion efforts. These factors lead to high costs for distributors and route operators to switch manufacturers, especially when combined with their substantial investments in service parts inventories and in training their sales and installation personnel with respect to our highly engineered products. Our end-customers place great value on the proven reliability of our products, backed by years of demonstrated experience in the field, as this significantly impacts their long-term repair and maintenance expenses. We have not historically experienced any significant turnover of our distributors and route operators, of which a significant number have been customers for over ten years.

Comprehensive and Innovative Product Offering. We believe our product lines lead the industry in reliability, breadth of offerings, functionality and advanced features. In addition, we believe we are the only manufacturer in North America to produce a full commercial product line (including topload washers, dryers, frontload washers, washer-extractors and tumbler dryers for all commercial customer groups), thereby providing customers with a single source solution for most of their stand-alone commercial laundry equipment needs. At December 31, 2007 our engineering organization was staffed with over 80 engineers, designers, technicians and support staff, who along with our marketing and sales personnel, and with input from our major customers, work to redesign and enhance our products to better meet customer needs. Many of our new products place an emphasis on energy efficiency and feature new electronic controls, facilitating ease of use as well as improving performance and reliability. In 2003 we introduced an upgraded Micro-electronic Display Control on the topload washer that conserves water and energy. In 2003 we introduced our Wash Alert system which allows students to view the availability of equipment in their common laundry areas and to view the status of their laundry from the convenience of their dorm rooms. In 2005 we introduced a variable frequency drive for certain of our washer-extractors which uses approximately 50 percent of the electricity of our regular models. In 2006 we introduced the commercial laundry industry’s first 45 lb. per pocket stacked tumbler, which provides greater capacity per square foot of floor space than any other tumbler on the market.

Leading North American Brands. We market and sell our products under the widely recognized brand names Speed Queen, UniMac, Huebsch, IPSO, and Cissell. We believe that we have industry-leading brand equity and brand recognition, based upon historical customer survey results.

Strong and Incentivized Management Team. Led by Chief Executive Officer Thomas L’Esperance, we have assembled a strong and experienced management team. Our eight executive officers average over 15 years of experience in the commercial laundry equipment and appliance industries. This management team has executed numerous strategic initiatives, including: (i) developing strategic alliances with key customers; (ii) acquiring and successfully integrating the commercial laundry businesses of UniMac, IPSO, and Cissell; (iii) implementing manufacturing cost reduction and quality improvement programs and (iv) implementing ongoing refinements to our product offerings. In addition, management currently owns approximately 9.2% of the Company’s common equity, and could own up to 16.9% of the Company’s common equity if management’s service and performance stock options, outstanding as of March 10, 2008 become exercisable (as defined in the ALH stock option plan).

Business Strategy

Our strategy is to continue our strong financial performance and selectively pursue growth opportunities by offering to our customers a full line of the most reliable and functional stand-alone commercial laundry equipment, together with industry-leading, comprehensive value-added services. The key elements of our strategy are as follows:

Develop and Strengthen Relationships with Key Customers. We have developed and will continue to pursue long-term relationships with key customers and will pursue supply agreements where appropriate. The relationships that we establish with our customers are comprehensive and include training, extensive technical support and promotional activities. In addition, we model our product development efforts to meet evolving customer preferences by working with key customers to develop new products, features and value-added services.

We have not experienced any significant customer turnover. Our top ten customers have been our customers for more than ten years. Coinmach Corporation, which is the largest operator of multi-housing laundries in North America, has been a significant customer of ours for over two decades.

Continue to Improve Manufacturing Operations. We seek to continuously enhance our product quality and reduce costs through ongoing refinements to our manufacturing processes. We have achieved such improvements in our Ripon, Wisconsin facilities, and intend to continue doing so at Ripon and at our Belgium facilities, through collaboration among key customers, suppliers and our engineering and marketing personnel. We have progressively reduced our manufacturing costs through improvements in raw material usage and labor efficiency, as well as through plant consolidations completed in 2000, 2006 and 2007. Since 2000, we have been using a demand flow production system on our higher volume product lines. These process changes have resulted in significant improvements in assembly efficiency, inventory levels, customer order lead times and production quality.

Continue to Pursue Strategic Acquisitions. Our present management team has successfully negotiated and integrated acquisitions since 1994 that, taken as a whole, have significantly increased our sales. We recently acquired LSG’s CLD operations in July 2006. Following the completion of additional integration tasks for the CLD acquisition and planned de-leveraging in 2008, we intend to continue our consideration of strategic acquisitions, both domestically and internationally. Our acquisition strategy will enhance and expand our international presence in the stand-alone commercial laundry equipment industry. We will focus on opportunities that provide or enhance the supply of full product lines to our customers. By doing this, we can improve our already strong market positions as well as achieve significant acquisition synergies.

Expand into the U.S. Consumer Laundry Market. We re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. This non-compete agreement was a result of the divestiture of a sister division in 1997. We are leveraging the strong brand equity of our Speed Queen name in order to recapture a portion of our historic market share, and are targeting the mid to high-end U.S. consumer laundry markets with products which are designed to have useful lives approximately twice that of typical consumer laundry equipment. We believe that our push into the mid to high-end U.S. consumer laundry markets will continue to allow us to expand our sales and diversify our customer base with minimal incremental capital expenditures since these products will be produced in our current facilities and are effectively our commercial units without vending capability.

Industry Overview

We estimate that North American stand-alone commercial laundry equipment sales were approximately $542 million in 2007. We believe that the North American market for stand-alone commercial laundry equipment has grown at a compound annual rate of approximately 0.9% since 1997. North American commercial laundry equipment sales historically have been relatively insulated from business and economic cycles, given that economic conditions tend not to affect the frequency of use or replacement of laundry equipment. We believe steady industry growth will be sustained by continued population expansion and by customers increasingly “trading up” to equipment with enhanced functionality and therefore higher average selling prices.

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

Trends and Characteristics

North American Growth Drivers. We believe that continued population expansion in North America will continue to drive steady demand for garment and textile laundering by all customer groups. We believe population growth has historically supported replacement sales and modest growth in the installed base of commercial laundry equipment. According to the U.S. Census Bureau, the United States population has grown at a compound annual rate of 1.2% since 1997 and is projected to grow at approximately 0.8% per year, on average, over the next ten years.

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

Laundromats. We estimate that laundromats accounted for approximately 47% of the sales for the North American stand-alone commercial laundry equipment industry in 2007. There are an estimated 35,000 laundromats in North America. These laundromats typically provide walk-in, self-service washing and drying and primarily purchase commercial topload washers, washer-extractors and tumblers. Washer-extractors and tumblers are larger-capacity, higher-performance washing machines and matching large capacity dryers, respectively. Laundromats have historically been owned and operated by sole proprietors who typically rely on distributors to find locations for stores, design the laundromat, provide and install equipment and provide technical and repair support and broader business services. For example, distributors frequently host seminars for potential laundromat proprietors to explain laundromat investment opportunities. Independent laundromat proprietors also look to distributors and manufacturers for equipment financing. Given the laundromat owner’s reliance on the services of its local distributor, we believe that a strong distributor network in local markets differentiates manufacturers which serve this customer group.

In addition to distributor relationships, we believe that laundromat owners choose among different manufacturers’ products based on, among other things: (i) reputation, reliability and ease and cost of repair; (ii) availability of equipment financing; (iii) the water and energy efficiency of the products (approximately 25% of annual gross wash and dry revenue of Laundromats is consumed by utility costs, according to the Coin Laundry Association, or CLA); and (iv) the efficient use of physical space in the store (approximately 31% of annual gross revenue of laundromats is expended on rent, according to the CLA’s “2007 Coin Laundry Industry Survey”).

Multi-Housing Laundries. We estimate that multi-housing laundries accounted for approximately 27% of North American stand-alone commercial laundry equipment sales in 2007. These laundries include common laundry facilities in multi-family apartment and condominium complexes, universities and military installations, as well as equipment for in-unit hook ups.

Most products sold to multi-housing laundries are small-chassis topload and frontload washers and small-chassis dryers that are vended, but similar in appearance to those sold to the retail consumer market and offer a variety of enhanced durability and performance features such as audit functions that keep track of the number of cycles and the amount of money that has been collected. We estimate that topload washers sold to multi-housing laundries typically last 10,000 cycles, approximately twice as long as the expected life of a consumer machine.

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

On-Premise Laundries. We estimate that on-premise laundries (“OPL”) accounted for approximately 26% of North American stand-alone commercial laundry equipment sales in 2007. On-premise commercial laundries are located at a wide variety of businesses that wash or process textiles or laundry in large quantities, such as hotels and motels, hospitals, nursing homes, prisons, sports facilities, car washes and fire stations.

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

Washer-Extractors. We manufacture washer-extractors, our largest washer products, to process from 12 to 200 pounds of laundry per load. After cleaning, washer-extractors extract water from laundry with spin speeds that produce over 400 G-force, thereby reducing water retention and the time and energy costs for the drying cycle. These products are primarily sold under the Speed Queen, UniMac, Huebsch, IPSO, and Cissell brands. Washer-extractors that process up to 80 pounds of laundry per load are sold to laundromats, and washer-extractors that process up to 200 pounds of laundry per load are sold to on-premises laundries. Washer-extractors are built to be extremely durable in order to handle the enormous G-force generated by spinning several hundred pounds of water-soaked laundry. Also, the equipment is in constant use and must be durable enough to avoid frequent breakdowns, which would increase operating costs and downtime for the user.

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

In 2007 we introduced UniLinc™ an advanced graphical programmable washer control with operating software under the UniMac brand. The system uses advanced operating reports to assist our customers in lowering their laundry operating expenses. UniLinc reports more than 100 time and date stamped events used to reduce troubleshooting time, manage water consumption and record machine usage by the date and minute.

In 2007 the IPSO brand introduced an inverter-driven cabinet hardmount washer-extractor line with flexible energy programming options and up to 165 G-force. This product line provides energy and water efficient solutions for on-premise laundries as well as the energy conscious coin store owner.

Topload Washers. Topload washers are small-chassis washers with the capability to process up to 16 pounds of laundry per load with spin speeds that produce up to 150 G-force. These products are sold primarily to multi-housing laundries, laundromats and consumers under the Speed Queen and Huebsch brands.

In 2006 we modified our energy efficient commercial topload washer offerings by introducing models that comply with the new 2007 U.S. Department of Energy regulatory standards for energy and water usage.

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

Our frontload washers display the U.S. federal government’s ENERGY STAR mark. The ENERGY STAR label was designed by the U.S. federal government to denote products that use less energy, thereby saving money on utility bills while helping to protect the environment. Along with our 18 pound wash load capacity, our frontload washer has a spin speed of up to 1,000 revolutions per minute, providing significant dryer energy savings.

In 2007 we introduced a new door opening on our consumer and commercial frontload washer that is 131% larger, making loading and unloading significantly more convenient.

Dryers

Dryers include tumbler dryers, standard dryers and stacked dryers. We also sell a line of stacked combination frontload washers and dryers.

Tumbler Dryers. Tumblers are very large dryers with the capability of drying up to 170 pounds of laundry per load. Tumblers are sold primarily to laundromats and on-premise laundries under all five of our brands. In 2003 we upgraded our 50 and 75 pound tumbler designs by enlarging the doors to facilitate easier loading and unloading. These new doors are also reversible which allows for a broader array of installation arrangements. In addition, in 2003 we introduced the CARE® fire suppression system option for 50, 75, 120 and 170 pound tumblers. This system detects and diminishes spontaneous combustion fires which can be started when drying chemically saturated fabrics.

In 2006 we introduced the commercial laundry industry’s first 45 lb. per pocket stacked tumbler. The new tumbler provides greater capacity per square foot of floor space than any other tumbler on the market. This tumbler is also the most energy efficient commercial tumbler dryer Alliance Laundry Systems has ever built. The combination of increased capacity per square foot, fast throughput and energy savings results in greater profits for our customers.

In 2007 Alliance Laundry Systems received a patent on their design for oval perforations on tumbler dryers. The new perforations were designed to reduce clothing and machine damage by allowing foreign objects such as drywall screws to pass while maintaining air flow, strength and efficient drying performance.

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

Other Value-Added Services

Management believes we offer an unmatched range of complementary customer services and support, including technical support and on-call installation and repair service through our highly trained distributors. We believe our customers attach significant importance to these value-added services. We offer services that we believe are significant drivers of high customer satisfaction and retention, such as equipment financing (which accounted for approximately 2% of our 2007 net revenues), laundromat site selection assistance, investment seminar training materials, computer-aided commercial laundry room design and sales and service training for distributors. We offer our customers a CD-ROM based parts look up program called SearchIt, which is continually updated to include service manuals, troubleshooting guides, parts pricing information and a parts ordering pick list. Our laundry design service provides construction drawings and 3-dimensional layouts of proposed laundry facilities, and provides a cost analysis for new or updated laundry facilities.

Our public websites provide information on all of our products and services, including equipment sizing and cost analysis tools, and include the ability to download product literature, installation and operating instructions, programming manuals, technical bulletins and warranty information. They also provide product selection assistance, education centers, an online consumer magazine, distributor locators, dealer locators, servicer locators, product comparison guides and energy and water consumption guides. In 2006 we launched new IPSO and Cissell domestic websites, and new eight language UniMac and Speed Queen websites targeted at worldwide visitors.

We also have a password-protected website for our distributors and route operators. In 2004 we added an E-Business section to our website that allows authorized distributors and route operators to check the status of their equipment and parts orders online as well as parts inventory availability. In 2005 our technical communications department created product service training videos and online electronic control training for use by authorized distributors and route operators. In 2007 a new finance site was launched for our existing coin store finance customers allowing them to manage their accounts online.

We believe our extensive services, in addition to the dependability and functionality of our products, will continue to differentiate our products from the competition.

Customers

Our customers include more than: (i) 150 distributors to laundromats; (ii) 250 distributors to on-premise laundries; (iii) 100 route operators serving multi-housing laundries; (iv) 240 international distributors served through our U.S. operations; and (v) more than 70 distributors served through our European Operations.

Our top ten customers accounted for approximately 23.1% of our 2007 net revenues. Our top ten customers have been customers for more than ten years. In 2007 Coinmach Corporation, the largest multi-housing route operator in the United States, PWS Investments, Inc. and Metropolitan Laundry Machinery Co., Inc. were our largest customers. Coinmach and its subsidiary, Super Laundry Equipment Corp., was our largest customer, accounting for 8.8% of our 2007 net revenues.

Sales and Marketing

Sales Force

Our global sales force of more than 40 as of December 31, 2007 is structured to serve the specific needs of each of our customer groups. In addition, through a marketing staff of more than 50 professionals as of December 31, 2007, we provide customers and distributors with a wide range of value-added services such as advertising materials, training materials, computer-aided commercial laundry room design, product development and technical service support.

Marketing Programs

We support our sales force and distributors through a balanced marketing program of advertising and industry trade shows. Advertising expenses totaled $4.1 million in 2007 and included a variety of forms, including internet websites, multi-media projects, print literature, direct mail and public relations activities. In addition, our representatives attended over 90 trade shows in 2007 to introduce new products, maintain contact with customers, develop new customer relationships and generate sales leads for our products.

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

The financing program is structured to minimize our risk of loss. We adhere to strict underwriting procedures, including comprehensive applicant credit analysis (generally including credit bureau, bank, trade and landlord references, site analysis including demographics of the location and multiple year pro-forma cash flow projections), security in the form of collateral and distributor assistance in remarketing collateral in the event of default. As a result of these risk management tools, losses from the program have been minimal. Net write-offs for equipment loans have averaged less than 1% for the five year period ended December 31, 2007, and were less than 1% for the year ended December 31, 2007. For additional information about the financing program, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” Note 4 to the Financial Statements – “Significant Accounting Policies” and Note 6 to the Financial Statements – “Equipment Financing and Sales of Notes Receivable.”

Research and Development

As of December 31, 2007 our engineering organization is staffed with over 80 engineers, designers, and technicians, who have developed numerous proprietary innovations that we utilize in select products. Our recent research and development efforts have focused primarily on continuous improvement in the reliability, performance, capacity, energy and water conservation, sound levels and regulatory compliance of our commercial laundry equipment. Our engineers and technical personnel, together with our marketing and sales personnel, collaborate with our major customers to redesign and enhance our products to better meet customer needs. Our cumulative research and development spending exceeded $39.0 million for the period 2003 through 2007.

Competition

Within the North American stand-alone commercial laundry equipment industry, we have several large competitors. However, we believe that we are the only participant in the North American stand-alone commercial laundry equipment industry to serve significantly all three customer groups (laundromats, multi-housing laundries and on-premise laundries) with a full line of topload washers, washer-extractors, frontload washers, tumbler dryers and standard dryers. With respect to laundromats, our principal competitors include Wascomat (the exclusive North American distributor of AB Electrolux products), Whirlpool Corporation and The Dexter Company. In multi-housing, our principal competitor is Whirlpool Corporation. In on-premise laundry, we compete primarily with Pellerin Milnor

Corporation, American Dryer Corporation, Wascomat and Continental Girbau Inc. We do not believe that a significant new competitor has entered the North American stand-alone commercial laundry equipment industry during the last ten years.

Within the European stand-alone commercial laundry equipment industry, we have several large competitors. The largest manufacturer and marketer of stand-alone commercial laundry equipment in Europe is AB Electrolux. The other large European manufacturer and marketers of stand-alone commercial laundry equipment are Miele, Girbau, S.A. and Primus N.V.

Manufacturing

We operate manufacturing facilities located in Ripon, Wisconsin; Wevelgem, Belgium and Deinze, Belgium with an aggregate footprint of more than 900,000 square feet. The facilities are organized to focus on specific product groups, although each facility serves multiple customer groups. The Ripon plant produces our small-chassis topload washers, large-chassis washer-extractors, frontload washers, small chassis dryers and tumbler dryers. Our Wevelgem and Deinze plants produce primarily large-chassis washer-extractors and ironers. Our manufacturing plants primarily engage in fabricating, machining, painting, assembling and finishing operations. We also operate our equipment distribution center and service parts distribution center in Ripon, Wisconsin. In 2006 we completed the consolidation of our Marianna, Florida facility product lines into our existing Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items.” Additionally, in November of 2005 we entered into a lease agreement related to production space in Ripon, Wisconsin. This production space is primarily used for the manufacture of product lines which were transitioned from the Marianna, Florida facility. We believe that existing manufacturing facilities provide adequate production capacity to meet expected product demand.

In 2006 we discontinued the Louisville, Kentucky operations and closed the Portland, Tennessee facility. For additional information regarding the Louisville and Portland facilities, see the discussion under Note 3 to the Financial Statements – “CLD Acquisition and Related Activity.” Substantially all of CLD’s Louisville and Portland operations were consolidated into Ripon, Wisconsin.

We purchase substantially all raw materials and components from a variety of independent suppliers. Key material inputs for manufacturing processes include motors, stainless and carbon steels, aluminum castings, electronic controls, corrugated boxes and plastics. For the majority of raw materials and components, we believe there are readily available alternative sources of raw materials from other suppliers. We have developed long-term relationships with many of our suppliers and have sourced materials from six of our ten largest suppliers for at least five years.

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

Intellectual Property and Licenses

We have approximately 29 trademarks, certain of which are registered in the United States and a number of foreign jurisdictions as of December 2007. Our widely recognized brand names Speed Queen,

UniMac, Huebsch, IPSO, and Cissell are identified with and important to the sale of our products. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks, subject only to the rights of third parties to seek cancellation of the marks. In 2005 and 2006 we recorded reductions in the value of the Ajax® trademark. In 2006 we recorded a reduction in the value of the LSG customer agreement. For additional information regarding the Ajax trademark and LSG customer agreement, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items” and Note 8 to the Financial Statements – “Goodwill and Other Intangibles.”

We currently have 47 patents. Our business is not dependent to any significant extent upon any single or related group of patents. We believe that our most significant patents are the “Suspension System for Automatic Washing Machine,” which will expire in 2009 and the “Laundry Dryer with Improved Tumbler Airflow Passage Openings,” which will expire in 2025. The Company does not believe that the expiration of either of these patents will have a material adverse effect on the Company’s financial condition or its results of operations.

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

Employees

We are dependent on the continued services of our senior management team and certain other key employees. We currently have an employment agreement in place with Thomas F. L’Esperance, Chief Executive Officer, and entered into new severance protection agreements in January of 2005 with several other members of our senior management team as discussed more fully in “ITEM 11. Executive Compensation-Severance Benefits.” We do not maintain life insurance policies with any key employees.

As of December 31, 2007 we had 1,653 employees of which 260 were associated with our European Operations. The United Steel Workers of America union represented approximately 923 employees at our Wisconsin facilities. In addition, approximately 234 employees at our Belgium facilities are represented by a works council and a union delegation. We believe that current labor relations are good, and no labor disruptions are anticipated in the foreseeable future.

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

We are highly leveraged. As of December 31, 2007 we had $341.8 million of consolidated indebtedness, excluding unused commitments under our revolving credit facility and letters of credit.

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

Our top ten equipment customers accounted for approximately 23.1% of our 2007 net revenues, of which one customer, Coinmach Corporation and its subsidiary, Super Laundry Equipment Corp., accounted for approximately 8.8% of such net revenues for the period. Many arrangements are by purchase order and are terminable at will at the option of either party. Our business also depends upon the financial viability of our customers. A significant decrease or interruption in business from our significant customers could result in loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

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

The major raw materials and components we purchase for our production process are motors, stainless and carbon steel, aluminum castings, electronic controls, corrugated boxes and plastics. The price and availability of these raw materials and components are subject to market conditions affecting supply and demand. Recently, market prices of some of our key raw materials and components have increased significantly. In particular, we have experienced significant increases in steel, aluminum and electronic controls in recent periods, which have increased our expenses. There can be no assurance that increases in raw material or component costs (to the extent we are unable to pass on such higher costs to customers) or future price fluctuations in raw materials will not have a material adverse effect on our business, financial condition and results of operations. We also purchase a portion of these raw materials and component parts from foreign suppliers using foreign currency. As a result, we are subject to exchange rate fluctuations that could have a material adverse effect on our business, financial condition and results of operations. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or natural disasters, may impair our ability to satisfy our customers and could adversely affect our financial performance.

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

Certain of our washer products are subject to federal and state laws and regulations which pertain to energy efficiency and/or water usage. There are federal standards for residential and commercial clothes washers. The federal government and individual U.S. states may consider and enact laws and corresponding standards which would regulate energy efficiency and water usage standards for certain of our residential and commercial washers.

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

For the year ended December 31, 2007 approximately 28.6% of our net revenue was attributable to products sold outside of the United States. Expanding international sales is part of our growth strategy. In addition to export sales to foreign countries, we have several manufacturing facilities and sales offices located in Europe. International operations generally are subject to various risks, including political, military, religious and economic instability, local labor market conditions, the imposition of foreign tariffs, the impact of foreign government regulations, the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate of various foreign jurisdictions could have a material adverse effect on our business, financial condition and results of operations.

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

We actively strive to hedge these foreign currency transaction risks, but cannot provide assurance that we will be successful in doing so. The exchange rates between the Euro and the U.S. dollar have fluctuated significantly in recent years and may fluctuate significantly in the future. Such fluctuations may have a material effect on our net sales, financial condition, profitability and/or cash flows and may significantly affect the comparability of our results between financial periods.

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

As of December 31, 2007 approximately 923 of our employees at our Wisconsin facilities were represented by The United Steel Workers of America. In addition, a large majority of our European employees belong to Belgium trade unions. The current collective bargaining agreement covering employees at our Wisconsin facilities was approved March 1, 2004. A contract amendment in September 2005 extended the agreement from February 28, 2009 through February 28, 2013 contingent upon the Company maintaining a certain level of employment. However, there can be no assurance that we can successfully maintain such employment levels at our Wisconsin facilities or successfully negotiate new agreements or that work stoppages by certain employees will not occur. Any such work stoppages could have a material adverse effect on our business, financial condition and results of operations.

Beginning in June 2009 we will be unable to utilize our off-balance sheet asset backed facility. An inability to refinance or replace this facility could have an adverse impact on our business.

Beginning in June 2009 we will be unable to request new borrowings under our off-balance sheet asset backed facility and any outstanding borrowing will amortize over a period of up to nine years. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we cannot assure that we will be able to refinance the facility on advantageous terms or at all. An inability to refinance or replace this facility prior to June 2009 could have a material adverse effect on our business, financial condition and results of operations, including our revenues, EBITDA and leverage. Gains on sales of notes receivable and other net finance program income in 2007 of approximately $8.1 million are included in equipment financing, net revenue. As of December 31, 2007 the amount due to investors under our off-balance sheet asset backed facility for trade receivables and equipment notes was $53.8 million and $237.0 million, respectively. If we are unable to refinance or replace the facility, among other things, our EBITDA could decrease over time due to the loss in revenue generated by new financings and our leverage could increase as a result of having to finance accounts receivables on our balance sheet.

The controlling equityholder of our parent company could exercise its influence over us to your detriment.

OTPP controls, indirectly through ALH and Alliance Holdings, approximately 90.7% of our voting securities and has significant influence over our management and is able to determine the outcome of all matters required to be submitted to the shareholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of OTPP as an equity owner could be in conflict with interests of our noteholders or creditors. OTPP may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to noteholders or creditors. In addition, certain determinations that need to be made under covenants in the Senior Credit Facility and the indenture governing the Senior Subordinated Notes

(the “Notes Indenture”) will not be made by the managing member of Alliance Laundry. Instead, these decisions will be made by the board of directors of our ultimate parent company, ALH. It is not clear under either the laws of the State of Delaware or applicable federal bankruptcy law what, if any, duties the board of directors of ALH will owe to Alliance Laundry and its equity and debt holders. In the absence of any such duties, the board of directors of ALH could make determinations under the Senior Credit Facility and the Notes Indenture that are not in the best interest of our debt holders, creditors and other shareholders.

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

We re-entered the U.S. consumer laundry market in October 2004 after the expiration of a non-compete agreement. The continued execution of our strategy to expand in the U.S. consumer laundry market could cause us to incur unforeseen capital expenditures, divert management’s attention from our core businesses and cause us to incur losses on assets devoted to the strategy. Any failure to continue to successfully execute this strategy could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

We may incur product liability expenses.

We are exposed to potential product liability risks that arise from the sales of our products. In addition to direct expenditures for damages, settlements and defense costs, there is a possibility of adverse publicity as a result of product liability claims. We cannot be sure that our existing insurance or any additional insurance will provide adequate coverage against potential liabilities and any such liabilities could adversely affect our business, financial condition and results of operations and our ability to service our indebtedness.

Increased or unexpected product warranty claims could adversely affect us.

We provide our customers a warranty covering workmanship, and, in some cases, materials on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months up to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our business, financial condition and results of operations.

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

Management identified a material weakness in our internal control over financial reporting during 2007. Effective internal control over financial reporting is necessary for appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. This material weakness is discussed further within Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table provides certain information regarding our significant facilities as of December 31, 2007:

Location	Function/Products	Approximate Square Feet	Owned/ Leased
Production Facilities
Ripon, WI	Manufacture small washers and dryers, and tumbler dryers	572,900	Owned
Ripon, WI	Manufacture washer-extractors	149,000	Leased	[1]
Wevelgem, Belgium	Manufacture washer-extractors	131,053	Owned
Deinze, Belgium	Manufacture larger washer-extractors and ironers	57,900	Leased	[2]

	Subtotal	910,853

Regional Distribution Centers
Ripon, WI	Washers, washer-extractors, dryers, tumbler dryers	147,500	Owned
Ripon, WI	Service parts	81,895	Owned

	Subtotal	229,395

Other
Ripon, WI	Sales and administration	65,700	Owned
Ripon, WI	Engineering and procurement	56,976	Owned
Ripon, WI	Sales and administration	8,724	Leased	[1]
Barcelona, Spain	Sales office and distribution center	10,000	Leased	[3]
Oslo, Norway	Sales office	1,900	Leased	[4]

	Subtotal	143,300

Property Held for Disposal
Marianna, FL	Prior manufacturing and distribution facility	292,200	Owned	[5,6]

	Total	1,575,748

1)	The lease term for this manufacturing facility is seven years and two months beginning on January 1, 2006 with an option to extend for five years and an additional option to extend for three years. The lease was amended in December 2007 to add 8,724 square feet of additional office space beginning January 1, 2008. The amended lease follows the term of the original lease.
2)	The lease term for this manufacturing facility is nine years beginning on October 1, 2004.
3)	The lease term for this sales office and distribution center expires April 30, 2011, with an option to extend for five years.
4)	The lease term for this sales office expires December 31, 2008, with an option to extend for five years.
5)	We own the Marianna buildings, but we lease the land from the city of Marianna through February 28, 2015 at a current annual lease cost of $14,246 per year.
6)

On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. In order to accommodate the Marianna product lines and accommodate other incremental production needs, additional manufacturing space was leased in Ripon, Wisconsin in 2006. We believe existing manufacturing facilities provide adequate production capacity to meet product demand. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items.”

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

On August 9, 2007 the audit committee of the Company’s indirect parent (the “Audit Committee”), ALH Holding Inc., commissioned an external review of certain accounting matters based upon a complaint of a former employee. This external review has been completed and no significant findings were noted as a result of this investigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of Alliance. There was one holder of record of the common equity of each of Alliance Laundry Systems LLC, Alliance Laundry Holdings LLC and Alliance Laundry Corporation as of March 10, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended December 31, 2007 (Successor), December 31, 2006 (Successor), the period January 28, 2005 through December 31, 2005 (Successor), the period January 1, 2005 through January 27, 2005 (Predecessor) and the years ended December 31, 2004 (Predecessor) and December 31, 2003 (Predecessor).

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

	Year Ended December 31,	Year Ended December 31,	January 28, 2005 through December 31,	January 1, 2005 through January 27,	Years Ended December 31,
	2007	2006	2005	2005	2004	2003
	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
	(dollars in thousands)
Statements of income (loss) data:
Net revenues:
Equipment and service parts	$435,229	$359,755	$287,705	$20,303	$274,887	$261,265
Equipment financing, net	8,079	6,313	8,940	380	6,100	6,342

Net revenues	443,308	366,068	296,645	20,683	280,987	267,607
Cost of sales	332,592	282,279	225,706	15,585	199,010	188,979

Gross profit	110,716	83,789	70,939	5,098	81,977	78,628

Selling, general and administrative expenses	59,965	50,995	38,632	3,829	39,879	33,599
Securitization, impairment and other (income) costs, net	(750)	7,150	10,009	—	—	—
Transaction costs associated with sale of business	—	—	—	18,790	—	—

Total operating expenses	59,215	58,145	48,641	22,619	39,879	33,599

Operating income (loss)	51,501	25,644	22,298	(17,521)	42,098	45,029

Interest expense	34,747	31,177	24,117	995	25,439	28,258
Loss from early extinguishment of debt	—	—	—	9,867	—	—
Costs related to abandoned public offerings	—	—	—	—	4,823	—
Other expense, net	—	417	—	—	—	797

Income (loss) before taxes	16,754	(5,950)	(1,819)	(28,383)	11,836	15,974
Provision (benefit) for income taxes	6,885	(2,540)	(1,158)	9	71	55

Net income (loss)	$9,869	$(3,410)	$(661)	$(28,392)	$11,765	$15,919

Cash flow data:
Net cash provided by (used in) operating activities	$31,735	$22,906	$6,628	$(6,619)	$34,880	$30,393
Net cash (used in) investing activities	(7,127)	(87,037)	(4,225)	(188)	(4,101)	(3,590)
Net cash (used in) provided by financing activities	(25,188)	69,985	(1,922)	(70)	(27,245)	(26,205)

Other data:
Capital expenditures	$8,338	$6,150	$4,229	$188	$4,166	$3,600
Ratio of earnings to fixed charges(1)	1.5	—	—	—	1.5	1.6

	December 31,			December 31,
	2007	2006	2005	2004	2003
	Successor	Successor	Successor	Predecessor	Predecessor
	(in thousands)
Balance sheet data:
Total current assets	$115,770	$124,306	$68,080	$64,260	$60,881
Total current liabilities	65,475	65,463	34,366	48,372	42,977
Working capital(2)	50,295	58,843	33,714	15,888	17,904
Total assets	560,287	574,322	463,459	184,016	190,639
Long-term debt and capital lease obligations (including current portion)	341,788	376,115	326,336	269,559	292,199
Long-term obligations(3)	354,175	392,994	335,260	282,777	304,690

(1)	For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income (loss) before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and one-third of rental expense on operating leases, representing that portion of rental expense deemed to be attributable to interest. In 2006 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2006 would have been $5.9 million. In 2005 the Successor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $1.8 million. In 2005 the Predecessor earnings were inadequate to cover fixed charges. The amount of incremental earnings required to attain an earnings to fixed charges ratio of 1.0 to 1.0 in 2005 would have been $28.4 million. The ratio of earnings to fixed charges is not shown for the combined period as the information would not be meaningful.
(2)	Working capital represents total current assets less total current liabilities.
(3)	Long-term obligations includes long-term debt, current portion of long-term debt, other long-term liabilities and the Predecessor mandatorily redeemable preferred units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales of stand-alone commercial laundry equipment are the single most important driver of our revenues. In 2007 net revenues from the sale of commercial laundry equipment and equipment financing through our U.S. operations were approximately $317.4 million, which comprised 72% of our total net revenues. The other main components of our revenues are sales of stand-alone commercial laundry equipment through our European Operations, sales of consumer laundry products, and the sale of service parts. In 2007 our net revenues from our European Operations were approximately $85.4 million, which comprised 19% of our total net revenues. In 2007 net revenues from the sale of service parts were approximately $51.8 million, which comprised almost 12% of our total net revenues. We offer immediate response service whereby many of our parts are available on a 24-hour turnaround for emergency repair parts orders. In addition to sales of stand-alone commercial laundry equipment and service parts, we re-entered the U.S. consumer laundry market in October 2004, after the expiration of a non-compete agreement. In 2007 our net revenues from the sale of consumer laundry equipment were approximately $19.4 million, which comprised approximately 4% of our total net revenues.

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

Recent Developments

Restatement of Financial Information. As previously disclosed on August 15, 2007, we were unable to file our Form 10-Q for the period ended June 30, 2007 on a timely basis due to the continuance of procedures required to reconcile unvouched payables related to inventory and efforts to complete our assessment of our internal control over financial reporting. Our review and evaluation of disclosure controls and procedures concluded that disclosure controls and procedures were not effective as of December 31, 2006 due to a material weakness in internal control over financial reporting. For additional information regarding our assessment of internal controls, see Item 9A “Controls and Procedures” of this Annual Report on Form 10-K.

As a result of management’s investigations, we identified errors in our reconciliation of unvouched payables related to inventory which resulted in the understatement of the Company’s accounts payable, inventory and cost of sales in previously reported financial statements. Consequently, management determined that our previously issued consolidated financial statements as of and for the year ended December 31, 2006 and the first quarter ended March 31, 2007, should be restated to correct for such errors and departures from generally accepted accounting principles (GAAP). The restated financial statements as of and for the year ended December 31, 2006, included in the 2006 Annual Report on Form 10-K/A and for the quarter ended March 31, 2007 included on the quarterly report on Form 10-Q/A, contain a number of adjustments associated with the correction of these errors, including accounting for the Company’s income taxes and non-cash incentive compensation related to the Company’s stock option plan. The adjustment to non-cash incentive compensation is due to a change in the value of the options which is calculated based upon financial measurements which changed as a result of the restatements. Additionally, an adjustment related to the purchase accounting for intangible assets acquired in the CLD Acquisition was recorded in the restated financial statements at December 31, 2006. This adjustment decreased goodwill, intangible assets and non-current deferred income tax liabilities in the Consolidated Balance Sheet.

The CLD Acquisition. On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain. CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.2 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.2 million. The CLD Acquisition resulted in approximately $40.4 million of goodwill, of which approximately $7.4 million is tax deductible, and $16.5 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 8, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.3 million equity contribution from OTPP.

The Company believes the addition of CLD’s IPSO and Cissell brands, the addition of CLD’s soft mount washer-extractor product line and having production facilities in Europe will significantly strengthen its ability to participate in the global laundry marketplace.

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,752
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,245

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,959
Facility closure reserve	5,221

Total uses	$87,245

Our allocation of the purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition was finalized in the quarter ended June 30, 2007. The final purchase accounting adjustments were not material to the consolidated financial position of the Company. The allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	40,403
Other intangible assets	16,458
Debt issuance costs	1,335
Other noncurrent assets	1,574

Total assets	118,364

Current liabilities	19,010
Noncurrent liabilities	12,109

Total liabilities	31,119

Net assets acquired	$87,245

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $10.0 million and European Operations in the amount of $30.4 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

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

The following table summarizes the restructuring reserve of $5.0 million, which is included within other current liabilities in the Condensed Consolidated Balance Sheets:

	Balance at July 14, 2006	Utilized Cash	Balance at December 31, 2006
One-time termination benefits	$3,102	$(824)	$2,278
Other labor related costs	224	(108)	116
Relocation of tooling and equipment	967	(261)	706
Other related expenses	708	(623)	85

	$5,001	$(1,816)	$3,185

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at December 31, 2007
One-time termination benefits	$2,278	$44	$—	$(683)	$1,639
Other labor related costs	116	429	—	(418)	127
Relocation of tooling and equipment	706	—	(389)	(317)	—
Other related expenses	85	136	—	(221)	—

	$3,185	$609	$(389)	$(1,639)	$1,766

On October 31, 2006 the Company signed an agreement for the sale of its Portland facility for approximately $0.8 million, which approximates its carrying value. This transaction was completed in January 2007 and was subject to customary closing conditions.

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

Marianna Facility Consolidation. On October 12, 2005 we announced our intention to close our Marianna, Florida facility (the “Facility”) and consolidate the manufacture and design of the Facility’s product lines into the Company’s existing Ripon, Wisconsin operations. The facility closure and transition was completed in 2006. The decision was based on an analysis of each facility’s manufacturing capabilities as well as the continuing investment requirements for each of the locations. We believe that efficiencies will be gained with the consolidation of the design and manufacturing of all of our product lines within our Ripon, Wisconsin operations. For additional information about the Marianna, Florida facility closure, see the discussion under Note 5 to the Financial Statements – “Infrequently Occurring Items.”

The Alliance Acquisition

On January 27, 2005 ALH Holding Inc. (“ALH”), an entity formed by Teachers’ Private Capital, the private equity arm of Ontario Teachers’ Pension Plan Board (“OTPP”) acquired 100% of the outstanding equity interests in Alliance Holdings for aggregate consideration of approximately $466.3 million. In connection with such acquisition, the members of our senior management acquired approximately $7.6 million of newly issued shares of common stock of ALH, and our other management employees acquired approximately $2.0 million of newly issued shares of ALH common stock in exchange for equity interests in Alliance Holdings and cash pursuant to a management share offering. A portion of the aggregate acquisition consideration was used to repay our then existing indebtedness, redeem our then outstanding preferred equity interests and pay certain fees and expenses payable in connection with the consummation of the acquisition and the financing transactions described below, and the balance was paid to Alliance Holdings’ former equity holders. The Alliance Acquisition was financed with approximately $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash.

As a result of the Alliance Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings and all of the equity interests of Alliance Holdings are owned by ALH. As of March 10, 2008 approximately 90.7% of the capital stock of ALH is owned by OTPP. Approximately 9.2% of the capital stock of ALH is owned by our management.

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

Revenue Recognition. Revenue from product sales is recognized by us when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred and ownership has transferred to the customer; (iii) the price to the customer is fixed or determinable; and

(iv) collectability is reasonably assured. With the exception of certain sales to international customers, which are recognized upon receipt or acceptance by the customer, these criteria are satisfied, and accordingly, revenue is recognized upon shipment by us. In addition, warranty and sales incentive costs are estimated and accrued at the time of sale, as appropriate.

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

Notes and Accounts Receivable. We value notes receivable not sold and accounts receivable net of allowances for uncollectible accounts. These allowances are based on estimates of the portion of the receivables that will not be collected in the future, and in the case of notes receivable, also considers estimated collateral liquidation proceeds. However, the ultimate collectability of a receivable is significantly dependent upon the financial condition of the individual customer, which can change rapidly and without advance warning. Balances are written off after all collection efforts have been exhausted.

Retained Interests in Securitized Notes Receivable. We value retained beneficial interests in notes receivable sold to our off-balance sheet special-purpose entity based upon the present value of expected future cash flows to be received on the residual portion of cash flows on the notes, using our best estimate of key assumptions, including credit losses, prepayment rates, interest rates and discount rates commensurate with the risks inherent in such estimates. Unrealized gains and losses resulting from changes in the estimated fair value of retained interests are recorded as other comprehensive income (loss). Impairment losses are recognized when the estimated fair value is less than the carrying amount of the retained interest. Note 6 to the financial statements discloses the sensitivity of current fair value estimates to immediate adverse changes in certain valuation assumptions.

Intangibles. We account for goodwill and other intangible assets under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized; however, it is tested for impairment at least annually and more frequently if an event occurs which indicates that the asset might be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2007.

Other intangible assets with finite lives continue to be amortized over their estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the asset might be impaired. Indefinite lived intangibles, which are not amortized, are also subject to annual impairment testing. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of our indefinite lived assets exists at December 31, 2007.

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

Employee Pensions. We have defined benefit pension plans covering the majority of our U.S. employees. Our long term funding policy is to accumulate gradually plan assets equal to our projected benefit obligations. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. During 2007 we made voluntary contributions to our pension plans of $1.8 million compared with $1.0 million in 2006. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the under funded status of the plans and affect the level of pension expense and required contributions in 2008 and beyond.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post employment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive income in shareholders’ equity. The company has adopted SFAS No. 158 as of December 31, 2007 which resulted in a $0.1 million loss, net of tax, recorded to accumulated other comprehensive income account within member(s)’ equity.

Actuarial valuations at December 31, 2007 used a discount rate of 5.90% and an expected rate of return on plan assets of 8.50%. A 1.0% decrease in our discount rate would decrease our annual pension expense by approximately $30 thousand. Similarly, a 1.0% decrease in the expected return on plan assets would increase our annual pension expense by approximately $0.6 million.

In August 2006 the Pension Protection Act of 2006 was signed into law. The major provisions of the statute will take effect January 1, 2008. Among other things, the statute is designed to ensure timely and adequate funding of qualified pension plans by shortening the time period within which employers must fully fund pension benefits. The effect of the new law is estimated to increase future pension contributions by approximately $700,000 annually. During 2007 we amended our U.S. pension plan to freeze benefit accruals effective January 1, 2009 for all salaried employees which will lower contribution requirements starting in 2009.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report.

RESULTS OF OPERATIONS

As a result of the Alliance Acquisition, the Consolidated Financial Statements present our results of operations, financial position and cash flows prior to the date of the Alliance Acquisition transaction under “Predecessor.” The financial effects of the Alliance Acquisition transaction and our results of operations, financial position and cash flows following the closing of the Alliance Acquisition are presented under “Successor.” In accordance with GAAP, our Predecessor results have not been aggregated with our Successor results and, accordingly, our Consolidated Financial Statements do not show results of operations or cash flows for the twelve months ended December 31, 2005. However, in order to facilitate an understanding of our results of operations for the twelve months ended December 31, 2007 and 2006 in comparison with the twelve months ended December 31, 2005, we have presented and discussed below our Predecessor results and our Successor results on an unaudited, combined basis under “Combined.” The Combined results represent the January 1, 2005 through January 27, 2005 Predecessor period added to the January 28, 2005 through December 31, 2005 Successor period. The combined results of operations are unaudited non-GAAP financial measures and should not be considered in isolation or as a substitute for the Predecessor and Successor results.

	Years Ended December 31		January 28, 2005 through December 31,	January 1, 2005 through January 27,	Year Ended December 31,
	2007	2006	2005	2005	2005
	Successor	Successor	Successor	Predecessor	Combined
					(unaudited)
	(dollars in thousands)
Net revenues:
Equipment and service parts	$435,229	$359,755	$287,705	$20,303	$308,008
Equipment financing, net	8,079	6,313	8,940	380	9,320

Net revenues	443,308	366,068	296,645	20,683	317,328
Cost of sales	332,592	282,279	225,706	15,585	241,291

Gross profit	110,716	83,789	70,939	5,098	76,037

Selling, general and administrative expenses	59,965	50,995	38,632	3,829	42,461
Securitization, impairment and other (income) costs, net	(750)	7,150	10,009	—	10,009
Transaction costs associated with sale of business	—	—	—	18,790	18,790

Total operating expenses	59,215	58,145	48,641	22,619	71,260

Operating income (loss)	51,501	25,644	22,298	(17,521)	4,777

Interest expense	34,747	31,177	24,117	995	25,112
Loss from early extinguishment of debt	—	—	—	9,867	9,867
Other expense, net	—	417	—	—	—

Income (loss) before taxes	16,754	(5,950)	(1,819)	(28,383)	(30,202)
Provision (benefit) for income taxes	6,885	(2,540)	(1,158)	9	(1,149)

Net income (loss)	$9,869	$(3,410)	$(661)	$(28,392)	$(29,053)

The following table provides our historical net revenues for the periods indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2005
	Successor	Successor	Successor	Predecessor	Combined
					(unaudited)
	(dollars in millions)
Net revenues:
Commercial laundry	$317.4	$282.9	$249.5	$17.3	$266.8
Consumer laundry	19.4	14.4	9.8	0.2	10.0
Service parts	51.8	45.7	37.3	3.2	40.5
European operations	85.4	36.5	—	—	—
Worldwide eliminations	(30.7)	(13.4)	—	—	—

	$443.3	$366.1	$296.6	$20.7	$317.3

The following table provides certain condensed historical financial data expressed as a percentage of net revenues for each of the periods indicated:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2005
	Successor	Successor	Successor	Predecessor	Combined
					(unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	77.1%	76.1%	75.4%	76.0%
Gross profit	25.0%	22.9%	23.9%	24.6%	24.0%
Selling, general and administrative expense	13.5%	13.9%	13.0%	18.5%	13.4%
Securitization, impairment and other costs	(0.2)%	2.0%	3.4%	0.0%	3.2%
Transaction costs associated with sale of business	0.0%	0.0%	0.0%	90.8%	5.9%
Operating income (loss)	11.7%	7.0%	7.5%	(84.7)%	1.5%
Net income (loss)	2.2%	(0.9)%	(0.2)%	(137.3)%	(9.2)%

Below is a reconciliation of certain items of the consolidated statements of cash flows for the periods presented:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2005
	Successor	Successor	Successor	Predecessor	Combined
					(unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operations	$35,677	$20,668	$26,616	$(20,675)	$5,941
Net cash (used for) provided by working capital	(3,942)	2,238	(19,988)	14,056	(5,932)

Net cash provided by (used in) operating activities	$31,735	$22,906	$6,628	$(6,619)	$9

Cash flows from investing activities:
Additions to property, plant and equipment	$(8,338)	$(6,150)	$(4,229)	$(188)	$(4,417)
Acquisition of businesses, net of cash received	—	(82,308)	—	—	—
Proceeds on disposition of assets	1,211	1,421	4	—	4

Net cash used in investing activities	$(7,127)	$(87,037)	$(4,225)	$(188)	$(4,413)

Cash flows from financing activities:
Principal payments on long-term debt	$(34,573)	$(13,123)	$(23,000)	$1	$(22,999)
Net increase in revolving line of credit borrowings	—	—	—	—	—
Proceeds from promissory notes	—	1,000	—	—	—
Proceeds from senior term loan	—	60,000	200,000	—	200,000
Proceeds from senior subordinated notes	—	—	149,250	—	149,250
Repayment of long-term debt	—	—	(275,920)	—	(275,920)
Issuance of common stock	9,385	23,493	117,000	—	117,000
Repurchase of common stock	—	(50)	—	—	—
Distribution to old unitholders	—	—	(154,658)	—	(154,658)
Debt financing costs	—	(1,335)	(13,230)	—	(13,230)
Cash paid for capitalized offering related costs	—	—	(1,364)	—	(1,364)
Net proceeds - management note	—	—	—	(71)	(71)

Net cash (used in) provided by financing activities	$(25,188)	$69,985	$(1,922)	$(70)	$(1,992)

Effect of exchange rate changes on cash and cash equivalents	$(47)	$292	$—	$—	$—

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues. Net revenues for the year ended December 31, 2007 increased $77.2 million, or 21.1%, to $443.3 million from $366.1 million for the year ended December 31, 2006. This increase was attributable to $34.5 million of higher commercial laundry revenues, $5.0 million of higher consumer laundry revenue, $6.1 million of higher service parts revenue and $48.9 million of full year sales from the European Operations acquired in the CLD Acquisition on July 14, 2006, which were partially offset by higher worldwide sales eliminations of $17.3 million. The increase in commercial laundry revenues includes $19.7 million of higher North American commercial equipment revenue, $10.9 million of higher international revenue, $2.1 million of net revenue resulting from the CLD Acquisition’s U.S. operations and $1.8 million of higher earnings from our off-balance sheet equipment financing program. Revenue for North America was higher for coin-operated and on-premise laundry customers as well as for multi-housing laundries. Revenue for international customers was higher in Europe, Asia, Latin America and the Middle East. The increase in consumer laundry revenue was due to continued growth in the number of retailers and sales per retailer. The higher service parts revenue includes approximately $4.4 million of net sales resulting from the acquisition of CLD’s U.S. operations. The net revenue increases stated above include price increases of approximately $13.1 million. Our off-balance sheet equipment financing program earnings were higher due to adjustments of beneficial interests to their respective fair market values. The fair market value adjustments were primarily due to lower LIBOR rates and lower average loan prepayments.

Gross Profit. Gross profit for the year ended December 31, 2007 increased $26.9 million, or 32.1%, to $110.7 million from $83.8 million for the year ended December 31, 2006. This increase was primarily attributable to approximately $13.6 million of increased gross profit from the European Operations acquired in the CLD Acquisition, $13.1 million of price increases in the U.S. Operations, $6.9 million of gross profit from increased sales volume, $3.0 million of increased gross profit resulting from CLD’s U.S. operations, $1.8 million of higher earnings from our off-balance sheet equipment financing program and $4.5 million of lower depreciation expense in the U.S. operations. The reduction in depreciation expense related to the closure of the Marianna facility in 2006. Additionally, the prior year included $3.2 million of expense related to an inventory step-up to fair market value recorded as part of the CLD Acquisition. These increases in gross profit were partially offset by approximately $19.0 million of higher raw material costs, net product distribution costs and medical and workers compensation costs within the base business. Gross profit as a percentage of net revenues was 25.0% for the year ended December 31, 2007 and was 22.9% for the year ended December 31, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2007 increased $9.0 million, or 17.6%, to $60.0 million from $51.0 million for the year ended December 31, 2006. The increase in selling, general and administrative expenses was primarily due to approximately $8.7 million of selling, general and administrative expenses resulting from the CLD Acquisition, $2.0 million of selling and marketing costs to support the increased base business sales, $1.6 million of increased base business engineering to support new and improved products, $1.4 million of investigatory and audit costs related to the restatement of the financial statements and $0.7 million of higher non-cash incentive compensation relating to incentive units and stock option programs. These increases were partially offset by a decrease of $2.9 million in costs associated with the transition of Marianna, Florida products to Ripon, Wisconsin, $1.3 million of lower management bonus costs and $1.1 million in lower costs for a periodic accrual under the one time retention bonus agreement with certain management employees. Selling, general and administrative expenses as a percentage of net revenues decreased to 13.5% for the year ended December 31, 2007 from 13.9% for the year ended December 31, 2006.

Securitization, Impairment and Other (Income) Costs. Securitization, impairment and other (income) costs for the year ended December 31, 2007 decreased $7.9 million, with income of $0.8 million for the year ended December 31, 2007 as compared to expense of $7.2 million for the year ended December 31, 2006. The income in 2007 was comprised of a $1.6 million non-cash pension curtailment credit, partially offset by $0.8 million related to Marianna plant closure costs. These costs in 2006 were comprised of $4.7 million related to Marianna plant closure costs, a $1.4 million non-cash impairment charge related to the Ajax trademark and a $1.0 million non-cash impairment charge related to the LSG customer agreements. Securitization, impairment and other (income) costs as a percentage of net revenues decreased to a negative 0.2% for the year ended December 31, 2007 from a positive 2.0% for the year ended December 31, 2006.

Operating Income. As a result of the aforementioned, operating income for the year ended December 31, 2007 increased $25.9 million to $51.5 million from $25.6 million for the year ended December 31, 2006. Operating income as a percentage of net revenues increased to 11.7% for the year ended December 31, 2007 from 7.0% for the year ended December 31, 2006.

Interest Expense. Interest expense for the year ended December 31, 2007 increased $3.5 million, or 11.5%, to $34.7 million from $31.2 million for the year ended December 31, 2006. This increase includes approximately $1.7 million of higher costs related to the term loan, $0.7 million related to a Senior Credit Facility waiver fee and $1.2 million of higher non-cash costs related to changes in fair values of interest rate swap agreements. The higher term loan interest is comprised of approximately $0.7 million related to higher interest rates and approximately $1.0 million higher interest costs due to higher amounts outstanding under our Senior Credit Facility beginning July 14, 2006 to partially fund the CLD Acquisition.

Income Tax Provision (Benefit). The provision for income taxes for the year ended December 31, 2007 was $6.9 million as compared to an income tax benefit of $2.5 million for the year ended December 31, 2006. The effective income tax rate was 41.1% for the year ended December 31, 2007 as compared to 42.7% for the year ended December 31, 2006.

Net Income (Loss). As a result of the aforementioned factors, our net income for the year ended December 31, 2007 was $9.9 million as compared to a net loss of $3.4 million for the year ended December 31, 2006. Net income as a percentage of net revenues was positive 2.2% for the year ended December 31, 2007 as compared to a negative 0.9% for the year ended December 31, 2006.

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

Securitization, Impairment and Other (Income) Costs. Securitization, impairment and other (income) costs for the year ended December 31, 2006 decreased $2.8 million, or 28.6%, to $7.2 million from $10.0 million for the year ended December 31, 2005. These costs in 2005 were comprised of $8.1 million of transaction costs incurred in establishing a new asset backed facility for the sale of equipment notes and trade receivables, a $1.7 million non-cash impairment charge related to the Ajax trademark and $0.2 million related to Marianna plant closure costs. These costs in 2006 were comprised of $4.7 million related to Marianna plant closure costs, a $1.4 million non-cash impairment charge related to the Ajax trademark and a $1.0 million non-cash impairment charge related to the LSG customer agreements. Securitization, impairment and other (income) costs as a percentage of net revenues decreased to 2.0% for the year ended December 31, 2006 from 3.2% for the year ended December 31, 2005.

Transaction Costs Associated With Sale of Business. Transaction costs associated with the sale of the business for the year ended December 31, 2005 were $18.8 million with no similar costs in 2006. These costs were comprised of seller transaction fees including transaction underwriting fees of $4.5 million, legal and professional fees of $1.3 million, a management sale bonus of $6.2 million and advisory fees to Bain Capital Partners LLC and Bruckmann, Rosser, Sherrill & Co. of $6.8 million. Transaction costs associated with sale of business as a percentage of net revenues was 5.9% for the year ended December 31, 2005.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows generated from operations and potential borrowings under our $55.0 million Revolving Credit Facility. Our principal uses of liquidity are to meet debt service requirements, finance our capital expenditures and provide working capital. We expect that capital expenditures in 2008 will not exceed $11.5 million. We expect the ongoing requirements for debt service, capital expenditures and working capital will be funded by internally generated cash flow and borrowings under the Revolving Credit Facility.

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

At December 31, 2007 we had outstanding debt of $190.0 million under the Senior Credit Facility and $150.0 million of Senior Subordinated Notes.

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

The aggregate scheduled maturities of long-term debt and capitalized lease obligations in subsequent years, after giving effect to the $60.0 million of additional term loans received in July of 2006, and after giving effect to the scheduled payments and $34.0 million of voluntary prepayments made in 2007 are as follows:

Amount Due
Year	(Dollars in millions)
2008	$0.6
2009	$2.8
2010	$2.7
2011	$2.0
2012	$184.2
Thereafter	$150.0

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

The Senior Credit Facility requires us to comply with certain financial ratios and tests as specified in the agreement. The occurrence of any default of these covenants could result in acceleration of our obligations under the Senior Credit Facility ($190.0 million at December 31, 2007) and foreclosure on the collateral securing such obligations. Further, such an acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes.

On September 10, 2007 the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waived, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007 and provided waivers related to defaults arising from the restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007. The Amendment and Waiver increased the applicable interest rate under the Senior Credit Facility (subject to adjustment for certain ratings events) by 25 basis points and provides for a 1% prepayment fee in the event the term loans under the Senior Credit Facility are refinanced at a lower rate during the twelve months following the effective date of the Amendment and Waiver.

At December 31, 2007 there were no borrowings under our Revolving Credit Facility. At December 31, 2007 letters of credit issued on our behalf under the Revolving Credit Facility totaled $34.1 million. At December 31, 2007 we had $20.9 million of our existing $55.0 million Revolving Credit Facility available, subject to certain limitations under the Senior Credit Facility. After considering such limitations, which relate primarily to the maximum ratio of consolidated debt to Adjusted EBITDA, we could have borrowed $3.9 million at December 31, 2007 in additional indebtedness under the Revolving Credit Facility.

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

Amount Due
Year	(Dollars in millions)
2008	$0.0
2009	$1.9
2010	$2.0
2011	$1.9
2012	$184.2

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

EBITDA and Adjusted EBITDA. One of our two principal sources of liquidity are potential borrowings under the $55.0 million Revolving Credit Facility under our Senior Credit Facility, and we have presented EBITDA and Adjusted EBITDA below because certain covenants in our Senior Credit Facility are tied to ratios based on these measures. “EBITDA” represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income), and “Adjusted EBITDA” (as defined under the Senior Credit Facility) is EBITDA as further adjusted to exclude, among other things, certain non-recurring expenses and other non-recurring non-cash charges, which are further defined in our Senior Credit Facility. As of December 31, 2007 the Senior Credit Facility requires us to satisfy a maximum Consolidated Total Debt (as defined under the Senior Credit Facility) to Adjusted EBITDA ratio of 5.00 to 1.00 and a minimum Adjusted EBITDA to Consolidated Cash Interest Expense (as defined in the Senior Credit Facility) of 2.25 to 1.00. As of December 31, 2007 our Consolidated Total Debt to Adjusted EBITDA ratio was 4.94 to 1.00 and our Adjusted EBITDA to Consolidated Cash Interest Expense ratio was 2.31 to 1.00. To the extent that we fail to maintain either of these ratios within the limits set forth in the Senior Credit Facility, our ability to access amounts available under our Revolving Credit Facility would be limited, our liquidity would be adversely affected and our obligations under the Senior Credit Facility could be accelerated. In addition, any such acceleration would constitute an event of default under the indenture governing the Senior Subordinated Notes (the “Notes Indenture”), and such an event of default under the Notes Indenture could lead to an acceleration of our obligations under the Senior Subordinated Notes.

EBITDA and Adjusted EBITDA do not represent, and should not be considered, an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

We have presented in the tables below a calculation of Consolidated Total Debt and Consolidated Cash Interest Expense, in each case, as defined in the Senior Credit Facility. The calculation of Adjusted EBITDA (as defined in the Senior Credit Facility) set forth in the tables below uses as its starting point EBITDA and, as noted in the preceding paragraph, EBITDA represents net income (loss) before interest expense, income tax (provision) benefit and depreciation and amortization (including non-cash interest income). The calculations set forth below for Adjusted EBITDA and Consolidated Cash Interest Expense are, in each case, for the four fiscal quarters ended December 31, 2007.

The following table presents a calculation of the Consolidated Total Debt to Adjusted EBITDA ratio and Adjusted EBITDA to Consolidated Cash Interest Expense ratio:

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Total
EBITDA	$14,773	$16,335	$15,445	$21,994	$68,547
Finance program adjustments (a)	(822)	(77)	(595)	(665)	(2,159)
Other non-recurring charges (b)	752	716	668	228	2,364
Other non-cash charges (c)	972	832	902	(2,928)	(222)

Adjusted EBITDA	$15,675	$17,806	$16,420	$18,629	$68,530

					December 31, 2007
Revolving Credit Facility					$—
Senior Credit Facility					190,000
Senior Subordinated Notes					149,523
Other long-term debt and capital lease obligations					2,265
Unrestricted cash held by foreign subsidiaries (d)					(3,000)

Consolidated Total Debt					$338,788

Consolidated Total Debt to Adjusted EBITDA					4.94

	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Total
Interest expense	$8,336	$8,125	$9,410	$8,876	$34,747
Non-cash interest	(816)	(597)	(921)	(1,392)	(3,726)
Cash interest on letters of credit and waiver fees	(227)	(231)	(1,102)	(265)	(1,825)
Interest income	89	109	162	161	521

Consolidated Cash Interest Expense	$7,382	$7,406	$7,549	$7,380	$29,717

Adjusted EBITDA to Consolidated Cash Interest Expense					2.31

(a)	We currently operate an off-balance sheet commercial equipment finance program in which newly originated equipment loans are sold to a qualified special-purpose bankruptcy remote entity. In accordance with GAAP, we are required to record gains/losses on the sale of these equipment based promissory notes. In calculating Adjusted EBITDA, management determines the cash impact of net interest income on these notes. The finance program adjustments are the difference between GAAP basis revenues (as prescribed by SFAS No. 125/140) and cash basis revenues.
(b)	Other non-recurring charges are described as follows:

•

Other non-recurring charges consist of $0.8 million of costs associated with the closure of the Marianna, Florida production facility which are included in the securitization, impairment and other (income) costs line of our Consolidated Statements of Operations, $0.1 million of costs related to the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, and $1.4 million of investigatory and audit costs related to the restatements, all of which are included in the selling, general and administrative expenses line of our Consolidated Statements of Operations and a periodic accrual of $0.1 million under a one time retention bonus agreement with certain management employees.

(c)	Other non-cash charges are described as follows:

•

Other non-cash charges are comprised of $0.7 million of non-cash mark to market losses relating to nickel and foreign exchange hedge agreements, which is included in the cost of sales line of our Consolidated Statements of Operations, $0.6 million of expense related to management incentive stock options, which is included in the selling, general and administrative expenses line of our Consolidated Statements of Operations, and a one-time non-cash pension curtailment gain of $1.6 million associated with the freeze of benefit accruals for all U.S. based salaried employees effective January 1, 2009.

(d)	As defined in the Amendment, Consolidated Total Debt is the aggregate principal amount of all funded debt for the relevant period minus the lesser of $3.0 million or the aggregate amount of unrestricted cash and cash equivalents held by the foreign subsidiaries.

Securitization Programs. On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2007 the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $237.0 million.

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

We have structured our Asset Backed Facility, and intend to continue to structure the finance programs, in a manner that qualifies for off-balance sheet treatment in accordance with generally accepted accounting principles. It is expected that under the Asset Backed Facility, we will continue to act as originator and servicer of the equipment financing promissory notes and the trade receivables.

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

Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers (including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility) subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2007 was $32.4 million.

Gains on sales of notes receivable and other net finance program income in 2007 of approximately $8.1 million are included in equipment financing, net revenue. After June 27, 2009 (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years thereafter. Based on current market conditions, we believe that we will be able to refinance the facility. However, should market conditions change or our financial position deteriorate, we may not be able to refinance the facility on advantageous terms or at all. At December 31, 2007 and 2006 we recorded $21.9 million and $18.1 million, respectively, related to the estimated fair value of our beneficial interests in the promissory notes sold to the trust. For a further discussion of our off-balance sheet arrangements, including the Asset Backed Facility, reference should be made to Notes 6 and 7 to the consolidated financial statements.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of our contractual commitments under purchase and lease commitments as of December 31, 2007 and the new debt obligations in place as a result of the Transactions, and the effect such obligations are expected to have on liquidity and cash flow in future periods appears below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 – 5 years	More than 5 years
	(dollars in thousands)
Long-term debt and capitalized lease obligations(1)(2)	$342,265	$601	$5,557	$186,107	$150,000
Projected interest on long-term debt(2)	116,027	25,574	50,004	39,387	1,062
Operating leases	4,360	1,144	1,765	1,194	257
Purchase commitments(3)	27,987	27,987	—	—	—
Other long-term obligations(4)	3,139	2,628	511	—	—

Total contractual cash obligations	$493,778	$57,934	$57,837	$226,688	$151,319

(1)	Long-term debt includes the Senior Credit Facility, Senior Subordinated Notes, Wisconsin Community Development Block Grant promissory notes and capitalized lease obligations.
(2)	$110.0 million of our outstanding debt at December 31, 2007, is subject to floating interest rates after giving effect to an interest rate swap agreement required by the Senior Credit Facility. Interest payments are projected based on rates in effect on December 31, 2007 and after giving effect to the interest rate swap agreement assuming no variable rate fluctuations going forward. Interest payments have also been adjusted to reflect the 25 basis point increase in the applicable interest rate under the Senior Credit Facility as a result of the Amendment and Waiver. Further, we assumed that only scheduled debt payments would be made for purposes of projecting long-term debt and interest on long-term debt.
(3)	Purchase commitments are based on our estimate of the liability we could incur under open and blanket purchase orders for inventory related items.
(4)	Other long-term obligations includes $1.8 million related to a 2008 expected pension plan contribution, $1.0 million related to a 2005 purchase of a business by our European Operations and $0.3 million related to a one time retention bonus to be paid in July 2008 under a consulting agreement.

Additionally, at December 31, 2007, we had outstanding letters of credit of $34.1 million. We do not have any significant guarantees of debt or other commitments to third parties. We have disclosed information related to guarantees in Note 15 to our consolidated financial statements. We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 14 to our consolidated financial statements.

Cash Flows

As discussed in more detail below, we believe that our operating cash flows, cash and cash equivalents, and borrowing capacity under our Senior Credit Facility are sufficient to fund our capital and liquidity needs for the foreseeable future.

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005	Year Ended December 31, 2005
	Successor	Successor	Successor	Predecessor	Combined
					(unaudited)
	(dollars in thousands)
Net cash provided by (used in) operating activities	$31,735	$22,906	$6,628	$(6,619)	$9
Net cash used in investing activities	(7,127)	(87,037)	(4,225)	(188)	(4,413)
Net cash (used in) provided by financing activities	(25,188)	69,985	(1,922)	(70)	(1,992)
Impact of exchange rate	(47)	292	—	—	—

Net (decrease) increase in cash and cash equivalents	$(627)	$6,146	$481	$(6,877)	$(6,396)

Cash generated from operating activities for the twelve months ended December 31, 2007 of $31.7 million was derived from earnings before depreciation, amortization and non-cash adjustments, as well as from changes in working capital. The working capital investment in accounts receivable at December 31, 2007 of $13.4 million decreased $11.1 million as compared to the balance of $24.5 million at December 31, 2006, which resulted from the timing of sales of trade receivables through the Company’s bankruptcy remote subsidiary ALER 2005. The net working capital investment in beneficial interests in securitized financial assets at December 31, 2007 of $21.9 million increased $3.8 million as compared to the balance of $18.1 million at December 31, 2006, which was primarily attributable to an increase in the beneficial interests sold to the trust. The working capital investment in inventories at December 31, 2007 of $57.6 million increased $5.7 million as compared to the balance of $51.9 million at December 31, 2006, which was primarily attributable to reductions in consigned inventory arrangements during 2007 and higher raw material costs. The working capital investment in accounts payable at December 31, 2007 of $26.1 million increased $1.5 million as compared to the balance of $27.6 million at December 31, 2006.

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

Capital Expenditures. Our capital expenditures for the twelve months ended December 31, 2007 and December 31, 2006 were $8.3 million and $6.2 million, respectively. Capital spending in 2007 was principally oriented toward product enhancements, capacity and manufacturing process improvements. Capital spending in 2006 was principally oriented toward the transfer of the Marianna, Florida product lines to Ripon, Wisconsin, product enhancements and computer purchases. Capital expenditures are expected to increase in 2008 to address certain capacity constraints related to our significant sales growth and to support manufacturing process improvements and new product development.

Acquisition Spending. The CLD Acquisition price, net of cash acquired and including transaction costs, was approximately $87.2 million. The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $23.5 million of incremental equity contributions and $3.7 million of operating cash. Through December 31, 2007, we have spent $85.4 million ($84.1 million in acquisition costs and $1.3 million in debt financing costs) of the $87.2 million acquisition price. We anticipate spending $1.8 million of the remaining funds, related to the Facility closure reserve, in 2008.

Equity Issuance. On December 28, 2007, ALH entered into a subscription agreement with OTPP, pursuant to which ALH sold to OTPP shares of its common stock with a value of $9.4 million. ALH contributed the proceeds of the offering to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

Recently Issued Accounting Pronouncements

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 104”) (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, we are unable to determine the effects of the related transition provisions, if any, on our existing securitization entity. However, in the event that transfers to our existing Asset Backed Facility would no longer qualify as sales of financial assets in the future, we may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a new exposure draft is anticipated in the second quarter of 2008.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for us on January 1, 2007. The provisions of SFAS No. 156 did not have an impact on our consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The initial adoption of FIN 48 did not have an impact on our financial statements at January 1, 2007. During the year, we recorded a tax provision of $0.2 million under FIN 48.

In June 2006 the FASB ratified the consensus on Emerging Issues Task Force Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record gross receipts taxes and miscellaneous other taxes on a net basis in our Consolidated Statements of Operations. We have concluded that such amounts are more appropriately presented on a net basis, and as such, there was no impact to the presentation on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as we do not have publicly traded equity securities. We adopted SFAS 158 as of December 31, 2007 which resulted in a $0.1 million loss, net of tax, recorded in accumulated other comprehensive income account within member(s)’ equity.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact this statement will have on our financial position and results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008. We have evaluated and determined that when we adopt SFAS No. 159, it will not have a significant impact to our financial position and results of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact this statement will have on our financial position and results of operations.

Forward Looking Statements

With the exception of the reported actual results, the information presented herein contains predictions, estimates or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including items specifically discussed in the “Note 14 – Commitments and Contingencies” section of this document. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our business to differ materially from those expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that such plans, intentions, expectations, objectives or goals will be achieved. Important factors that could cause actual results to differ materially from those included in forward-looking statements include: impact of competition; continued sales to key customers; possible fluctuations in the cost of raw materials and components; possible fluctuations in currency exchange rates, which affect the competitiveness of our products abroad; possible fluctuation in interest rates, which affects our earnings and cash flows; the impact of substantial leverage and debt service on us; possible loss of suppliers; risks related to our asset backed facility; dependence on key personnel; labor relations; potential liability for environmental, health and safety matters; potential future legal proceedings and litigation.

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

The fair value of our Senior Subordinated Notes was approximately $144.0 million based upon prevailing prices in recent market transactions as of December 31, 2007. We estimate that this fair value would increase/decrease by approximately $5.7 million based upon an assumed 10% decrease/increase in interest rates compared with the effective yield on the Senior Subordinated Notes as of December 31, 2007.

Under the terms of our Senior Credit Facility, we are required to provide interest rate protection; in the form of hedge agreements for at least 33 1/3% of the aggregate principal amount of our term loans for a period not less than three years, as of January 27, 2005. Borrowings outstanding under the Senior Credit Facility totaled $190.0 million at December 31, 2007, $80.0 million of which is covered by interest rate swap agreements and the balance of $110.0 million is variable rate term loan borrowings. An assumed 10% increase/decrease in the variable portion of the interest rate of 7.38% in effect at December 31, 2007 related to the variable rate term loan borrowings outstanding under the Senior Credit Facility would decrease/increase annualized earnings and cash flows by approximately $0.5 million.

On January 4, 2008 we entered into a $110.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on December 31, 2009, we pay a fixed rate of 3.955%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, there was no net cash interest received during 2007. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $0.5 million at December 31, 2007.

On March 4, 2005 we entered into a $67.0 million interest rate swap agreement with The Bank of Nova Scotia to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2008, we pay a fixed rate of 3.81%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest received during 2007 was $1.1 million. The fair value of this interest rate swap agreement, which represents the amount that we would receive if we were to settle the instrument, was $0.2 million at December 31, 2007.

On July 21, 2006 we entered into a $13.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our term loan borrowings under the Senior Credit Facility. Under the swap, which matures on March 4, 2009, we pay a fixed rate of 5.65%, and receive or pay quarterly interest payments based upon three month LIBOR. Under the swap, net cash interest paid during 2007 was $30 thousand. The fair value of this interest rate swap agreement, which represents the amount that we would pay if we were to settle the instrument, was $0.3 million at December 31, 2007.

An assumed 10% increase/decrease in interest rates under our special-purpose entity at December 31, 2007 would not have a material effect on the fair value of the retained interest in sold trade accounts receivable due to the short-term nature of the underlying receivables. Finally, based upon the mix of variable and fixed rate equipment loans we have sold, a 10% increase/decrease in interest rates would decrease/increase the fair value of our retained interests at December 31, 2007 of $21.9 million by approximately $0.5 million.

Foreign Currency Risk. We have manufacturing, sales and distribution facilities in Belgium and sales and distribution facilities in Norway and Spain; and we make investments and enter into transactions denominated in foreign currencies. Although the vast majority of our international sales from our U.S. operations are denominated in U.S. dollars, with the CLD Acquisition in July 2006, we are exposed to transactional and translational foreign exchange risk related to our European Operations. In 2007 our net revenues from our European Operations were approximately $85.4 million, which represented 19% of our total net revenues.

Regarding transactional foreign exchange risk, we enter into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of nonfunctional currency denominated receivables and payables. We do not designate these contracts as hedge transactions under SFAS No. 133. Accordingly, the mark to market impact of these contracts is recorded each period to current earnings. At December 31, 2007, we were managing $25.2 million of Euro foreign currency contracts which are not designated as accounting hedges.

Our primary translation exchange risk exposure at December 31, 2007 was the Euro. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year end. The resulting translation adjustments are recorded in accumulated other comprehensive income as cumulative translation adjustments. The cumulative translation adjustment component of accumulated other comprehensive income at December 31, 2007 is a $5.7 million gain. The net amount invested in foreign operations at December 31, 2007 was approximately $54.8 million, for which no hedges have been established.

Commodity Risk. We are subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. We are a purchaser of certain commodities, including steel and stainless steel. In addition, we are a purchaser of raw materials and components containing various commodities, including nickel, zinc, aluminum, and copper. We generally buy these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.

From time to time, we enter into contracts with our vendors to lock in commodity prices for various periods to limit our near-term exposure to fluctuations in raw material and component prices. In addition, we enter into commodity hedge contracts to hedge certain commodity prices, such as nickel, to reduce the variability on our earnings and cash flow impacts of purchasing raw materials containing such commodities. We do not designate these contracts as hedge transactions under SFAS No. 133. Accordingly, the mark to market impact of these contracts is recorded each period to current earnings. At December 31, 2007, we were managing $7.5 million of nickel hedge contracts which are not designated as accounting hedges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2007 Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	64

Consolidated Statements of Income (Loss) for the years ended December 31, 2007 (Successor) and December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor), and the period January 1, 2005 through January 27, 2005 (Predecessor)	65

Consolidated Statements of Member(s)’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2007 (Successor) and December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor), and the period January 1, 2005 through January 27, 2005 (Predecessor)	66

Consolidated Statements of Cash Flows for the years ended December 31, 2007 (Successor) and December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor), and the period January 1, 2005 through January 27, 2005 (Predecessor)	67

Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), member(s)’ equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Alliance Laundry Holdings LLC and its subsidiaries (Successor Company) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and December 31, 2006 and the period January 28, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company had a change in ownership as of January 27, 2005 which resulted in a new basis of accounting.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 10, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC

In our opinion, the accompanying consolidated statement of income (loss), member(s)’ equity (deficit) and comprehensive income (loss) and cash flows present fairly, in all material respects, the results of the operations and the cash flows of Alliance Laundry Holdings LLC and its subsidiaries (Predecessor Company) for the period January 1, 2005 to January 27, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 28, 2006

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$10,594	$11,221
Accounts receivable (net of allowance for doubtful accounts of $1,182 and $949 at December 31, 2007 and 2006, respectively)	13,406	24,523
Inventories, net	57,609	51,915
Beneficial interests in securitized accounts receivable	29,046	28,641
Deferred income tax asset, net	2,481	3,202
Prepaid expenses and other assets	2,634	4,804

Total current assets	115,770	124,306
Notes receivable, net	3,601	4,018
Property, plant and equipment, net	71,925	73,789
Goodwill	183,865	180,269
Beneficial interests in securitized financial assets	21,895	18,055
Deferred income tax asset, net	7,068	10,677
Debt issuance costs, net	8,146	10,318
Intangible assets, net	148,017	152,890

Total assets	$560,287	$574,322

Liabilities and Member(s)’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$601	$526
Revolving credit facility	—	—
Accounts payable	26,111	27,636
Deferred income tax liability, net	—	216
Other current liabilities	38,763	37,085

Total current liabilities	65,475	65,463

Long-term debt and capital lease obligations:
Senior credit facility	190,000	224,000
Senior subordinated notes	149,523	149,430
Other long-term debt and capital lease obligations	1,664	2,159
Deferred income tax liability, net	6,044	6,137
Other long-term liabilities	6,343	10,742

Total liabilities	419,049	457,931

Commitments and contingencies (see Note 14)
Member(s)’ equity	141,238	116,391

Total liabilities and member(s)’ equity	$560,287	$574,322

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Net revenues:
Equipment and service parts	$435,229	$359,755	$287,705	$20,303
Equipment financing, net	8,079	6,313	8,940	380

Net revenues	443,308	366,068	296,645	20,683
Cost of sales	332,592	282,279	225,706	15,585

Gross profit	110,716	83,789	70,939	5,098

Selling, general and administrative expenses	59,965	50,995	38,632	3,829
Securitization, impairment and other (income) costs, net	(750)	7,150	10,009	—
Transaction costs associated with sale of business	—	—	—	18,790

Total operating expenses	59,215	58,145	48,641	22,619

Operating income (loss)	51,501	25,644	22,298	(17,521)
Interest expense	34,747	31,177	24,117	995
Loss from early extinguishment of debt	—	—	—	9,867
Other expense, net	—	417	—	—

Income (loss) before taxes	16,754	(5,950)	(1,819)	(28,383)
Provision (benefit) for income taxes	6,885	(2,540)	(1,158)	9

Net income (loss)	$9,869	$(3,410)	$(661)	$(28,392)

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBER(S)’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Member(s)’ Equity (Deficit)	Management Loans	Pension Liability and Other Benefits	Unrealized Holding Gain on Residual Interests, Net	Foreign Currency Translation Adjustment	Total Member(s)’ Equity (Deficit)
Predecessor balances at December 31, 2004	$(131,227)	$(1,380)	$(3,619)	$1,129	$—	$(135,097)
Net (loss) from January 1, 2005 through January 27, 2005	(28,392)	—	—	—	—	(28,392)
Unrealized holding gain, net	—	—	—	203	—	203

Total comprehensive (loss)						(28,189)

Predecessor balances at January 27, 2005	(159,619)	(1,380)	(3,619)	1,332	—	(163,286)
Transaction and purchase accounting	254,863	1,380	3,619	—	—	259,862

Successor balances at January 27, 2005	95,244	—	—	1,332	—	96,576
Net (loss) from January 28, 2005 through December 31, 2005	(661)	—	—	—	—	(661)
Change in pension liability and other benefits, net	—	—	(751)	—	—	(751)
Unrealized holding gain (loss), net	—	—	—	(1,331)	—	(1,331)

Total comprehensive (loss)						(2,743)

Successor balances at December 31, 2005	94,583	—	(751)	1	—	93,833
Issuance of common stock	23,493	—	—	—	—	23,493
Repurchased stock	(50)	—	—	—	—	(50)
Net (loss)	(3,410)	—	—	—	—	(3,410)
Change in pension liability and other benefits, net	—	—	726	—	—	726
Unrealized holding gain (loss), net	—	—	—	(1)	—	(1)
Foreign currency translation adjustment	—	—	—	—	1,800	1,800

Total comprehensive (loss)						(885)

Successor balances at December 31, 2006	114,616	—	(25)	—	1,800	116,391
Issuance of common stock	9,385	—	—	—	—	9,385
Adoption of FAS 158, net			(138)			(138)
Net income	9,869	—	—	—	—	9,869
Change in pension liability and other benefits, net	—	—	25	—	—	25
Foreign currency translation adjustment, net	—	—	—	—	5,706	5,706

Total comprehensive income						15,600

Successor balances at December 31, 2007	$133,870	$—	$(138)	$—	$7,506	$141,238

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Cash flows from operating activities:
Net income (loss)	$9,869	$(3,410)	$(661)	$(28,392)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,218	21,676	20,187	526
Non-cash interest expense (income)	1,555	424	(933)	351
Non-cash loss on commodity & foreign exchange contracts, net	752	—	—	—
Non-cash executive unit compensation	631	(74)	1,120	1,089
Non-cash intangible asset impairment	—	2,431	1,767	—
Non-cash debt financing write-off	—	—	—	5,751
Non-cash inventory expense	—	3,193	6,246	—
Deferred income taxes	3,541	(3,747)	(1,158)	—
Loss on sale of property, plant and equipment	111	175	48	—
Changes in assets and liabilities:
Accounts receivable	11,814	9,975	(2,889)	(556)
Inventories	(4,764)	(5,065)	(456)	(1,833)
Other assets	(3,038)	(9,635)	246	101
Accounts payable	(2,455)	6,402	(22,828)	19,076
Other liabilities	(5,499)	561	5,939	(2,732)

Net cash provided by (used in) operating activities	31,735	22,906	6,628	(6,619)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,338)	(6,150)	(4,229)	(188)
Acquisition of businesses, net of cash acquired	—	(82,308)	—	—
Proceeds on disposition of assets	1,211	1,421	4	—

Net cash used in investing activities	(7,127)	(87,037)	(4,225)	(188)

Cash flows used in financing activities:
Principal payments on long-term debt	(34,573)	(13,123)	(23,000)	1
Net increase in revolving line of credit borrowings	—	—	—	—
Proceeds from promissory notes	—	1,000	—	—
Proceeds from senior term loan	—	60,000	200,000	—
Proceeds from senior subordinated notes	—	—	149,250	—
Repayment of long-term debt	—	—	(275,920)	—
Issuance of common stock	9,385	23,493	117,000	—
Repurchase of common stock	—	(50)	—	—
Distribution to old unitholders	—	—	(154,658)	—
Debt financing costs	—	(1,335)	(13,230)	—
Cash paid for capitalized offering related costs	—	—	(1,364)	—
Net proceeds - management note	—	—	—	(71)

Net cash (used in) provided by financing activities	(25,188)	69,985	(1,922)	(70)

Effect of exchange rate changes on cash and cash equivalents	(47)	292	—	—

Net (decrease) increase in cash and cash equivalents	(627)	6,146	481	(6,877)
Cash and cash equivalents at beginning of period	11,221	5,075	4,594	11,471

Cash and cash equivalents at end of period	$10,594	$11,221	$5,075	$4,594

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,069	$28,642	$19,699	$1,133
Cash paid for income taxes	$2,441	$687	$55	$9

The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands unless otherwise indicated)

Note 1—Description of Business and Basis of Presentation:

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

Alliance originated from the acquisition of Speed Queen Company (“Speed Queen”) by Raytheon Company (“Raytheon”) in October of 1979 and it was an operating unit of Raytheon under various names, including Speed Queen and Raytheon Appliances, Inc. On May 5, 1998 a recapitalization (the “Recapitalization”) and merger transaction occurred, at which time we were renamed Alliance Laundry Holdings LLC and at which time Bain Capital Partners, LLC (“Bain”) and members of our management acquired a 93% common equity interest in Alliance Holdings. In connection with this acquisition, substantially all of our assets and liabilities were contributed to Alliance Laundry, as the only direct subsidiary of Alliance Holdings. Alliance Laundry now comprises all of our operating activities. On January 27, 2005 Ontario Teachers’ Pension Plan Board, (“OTPP”) and members of our management indirectly acquired 100% of the outstanding equity interests in Alliance Holdings through ALH (See Note 2).

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

The consolidated financial statements as of December 31, 2007 and December 31, 2006, and for the periods ending December 31, 2007 and December 31, 2006 and for the period from January 28, 2005 through December 31, 2005 present the consolidated financial position and results of operations of Alliance Laundry Holdings LLC and its wholly and majority-owned direct and indirect subsidiaries.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

Note 2—Sale of Alliance Laundry Holdings LLC:

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

We refer to the acquisition of Alliance Holdings and the related management investments in ALH as the “Alliance Acquisition.” The Alliance Acquisition was financed with $350.0 million of debt financing described below, the management equity, approximately $107.4 million of new equity capital from OTPP and available cash. As a result of the Alliance Acquisition, all of the outstanding equity interests of Alliance Laundry are owned by Alliance Holdings and all of the equity interests of Alliance Holdings are owned by ALH. As of December 31, 2007 approximately 91.6% of the capital stock of ALH is owned by OTPP. Approximately 8.3% of the remaining capital stock of ALH is owned by our current management.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

Note 3—CLD Acquisition and Related Activity:

On July 14, 2006 Alliance Laundry completed the acquisition of substantially all of Laundry System Group NV’s (“LSG”) commercial laundry division (“CLD”) operations pursuant to a share purchase agreement, dated May 23, 2006 (the “Share Purchase Agreement”), between Alliance Laundry and LSG, and a purchase agreement, dated May 23, 2006 (the “Purchase Agreement”), among Alliance Laundry, LSG, Cissell Manufacturing Company, Jensen USA Inc. and LSG North America, Inc. (together referred to as the “CLD Acquisition”). CLD markets commercial washer-extractors, tumbler dryers, and ironers worldwide under the IPSO and Cissell brand names. CLD’s European headquarters is in Wevelgem, Belgium, and it has manufacturing facilities in Belgium and sales offices in Belgium, Norway and Spain (the “European Operations”). CLD also had manufacturing facilities and sales offices in the United States which have been consolidated into Alliance Laundry’s operations. The aggregate consideration paid for the CLD Acquisition, net of cash acquired, was $87.2 million, including acquisition costs of approximately $6.0 million and costs to exit or dispose of certain CLD U.S. activities and assets of approximately $5.2 million. The CLD Acquisition resulted in approximately $40.4 million of goodwill, of which approximately $7.4 million is tax deductible, and $16.5 million of other intangible assets being recognized by the Company. See further detail related to the goodwill and other intangible assets of the CLD Acquisition at Note 8, “Goodwill and Other Intangibles.” Prior to July 14, 2006, CLD was a significant customer of and a significant supplier to Alliance Laundry.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The CLD Acquisition was funded with a $60.0 million increase in term loans under Alliance Laundry’s Senior Credit Facility, $3.2 million of incremental equity contributions from management investors and a $20.3 million equity contribution from OTPP.

The Company believes the addition of CLD’s IPSO and Cissell brands, the addition of CLD’s soft mount washer-extractor product line and having production facilities in Europe will significantly strengthen its ability to participate in the global laundry marketplace.

The sources and uses of funds in connection with the CLD Acquisition are summarized below:

Sources:
Cash from operations	$3,752
Proceeds from Senior Term Loan	60,000
Proceeds from equity investors	23,493

Total sources	$87,245

Uses:
Stated purchase price	$75,700
Less: Cash acquired	(1,623)
Working capital adjustment	1,988
Fees and expenses	5,959
Facility closure reserve	5,221

Total uses	$87,245

The final allocation of the purchase price to the fair value of net assets acquired is summarized below:

Amount
Current assets, net of cash acquired	$44,117
Property, plant and equipment	14,477
Goodwill	40,403
Other intangible assets	16,458
Debt issuance costs	1,335
Other noncurrent assets	1,574

Total assets	118,364
Current liabilities	19,010
Noncurrent liabilities	12,109

Total liabilities	31,119

Net assets acquired	$87,245

The final allocation of the CLD Acquisition price to intangible assets and associated lives are summarized below:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Amount	Life
Intangible assets - trademarks and tradenames	$2,977	Indefinite
Intangible assets - Europe customer agreements and distributor network	3,210	20 Years
Intangible assets - U.S. customer agreements and distributor network	1,017	5 Years
Intangible assets - engineering and manufacturing designs and processes	7,454	6.5 Years
Intangible assets - noncompete agreement	1,723	2 Years
Intangible assets - computer software and other	77	< 3 Years

Total	$16,458

The incremental goodwill recognized in the CLD Acquisition is attributable to North American commercial laundry operations in the amount of $10.0 million and European Operations in the amount of $30.4 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million.

Our allocation of the purchase price to the assets acquired and the liabilities assumed in the CLD Acquisition was finalized in the quarter ended June 30, 2007. The final purchase accounting adjustments were not material to the consolidated financial position of the Company.

The division acquired from LSG on July 14, 2006 did not issue separate financial statements on an annual or interim basis prior to the acquisition by Alliance. The following condensed pro-forma unaudited disclosure of net revenues and operating income for CLD for the years ended December 31, 2006 and December 31, 2005 are based on financial information provided to the Company by LSG for periods prior to July 14, 2006, adjusted to give effect as if the CLD Acquisition had occurred on January 1, 2005, plus results of operations for CLD since the date of acquisition. The pro-forma disclosures for the year ended December 31, 2005 do not reflect amortization for the inventory step-up to fair value of $3.2 million. The 2005 pro-forma results include the combined Successor and Predecessor periods.

	Years Ended December 31,
	2006	2005
Net revenues	$417,206	$403,605
Operating income (loss)	$33,636	$10,061
Net income (loss)	$457	$(28,155)

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

The following table summarizes the restructuring reserve of $5.0 million, which is included within other current liabilities in the Condensed Consolidated Balance Sheets:

	Balance at July 14, 2006	Utilized Cash	Balance at December 31, 2006
One-time termination benefits	$3,102	$(824)	$2,278
Other labor related costs	224	(108)	116
Relocation of tooling and equipment	967	(261)	706
Other related expenses	708	(623)	85

	$5,001	$(1,816)	$3,185

	Balance at December 31, 2006	Additions	Adjustments	Utilized Cash	Balance at December 31, 2007
One-time termination benefits	$2,278	$44	$—	$(683)	$1,639
Other labor related costs	116	429	—	(418)	127
Relocation of tooling and equipment	706	—	(389)	(317)	—
Other related expenses	85	136	—	(221)	—

	$3,185	$609	$(389)	$(1,639)	$1,766

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

In January 2007 the Company completed the sale of its Portland facility for approximately $0.8 million, which approximated its carrying value.

Note 4—Significant Accounting Policies:

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Betterments and major renewals are capitalized and included in property, plant and equipment while expenditures for maintenance and minor renewals are charged to expense. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Long-lived assets, principally property, plant and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon related estimated future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based upon the fair value of the asset as compared to its carrying value. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation provisions are based on the following estimated useful lives: buildings 40 years; machinery and equipment (including production tooling) 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. However, under SFAS No. 142, goodwill shall be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. We have completed the analysis required by SFAS No. 142 and have concluded that no impairment of recorded goodwill exists at December 31, 2007.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

unless such earnings could be deemed to be indefinitely reinvested. The Company plans to have its foreign subsidiaries pay dividends to the U.S. and has, therefore, provided deferred taxes on the unremitted earnings.

Prior to the Alliance Acquisition, we were a stand-alone limited liability company and were not subject to federal and most state income taxes.

Debt Issuance Costs

As a result of the Alliance Acquisition, in 2005 we capitalized as debt issuance costs the fees associated with the Senior Credit Agreement and the Senior Subordinated Notes, totaling $13.2 million. As a result of the CLD Acquisition we capitalized additional debt issuance costs in 2006 totaling $1.3 million. Accumulated amortization related to these debt issuance costs was $6.4 million at December 31, 2007 and $4.2 million at December 31, 2006.

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

Warranty Liabilities

The cost of warranty obligations are estimated and provided for at the time of sale. Standard product warranties cover most parts for three years and certain parts for five years. We also sell separately priced extended warranties associated with our products. We recognize extended warranty revenues over the period covered by the warranty in accordance with FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The reserves for extended warranties are included in the table in Note 15.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs were $10.9 million for the year ended December 31, 2007, $7.9 million for the year ended December 31, 2006, $5.9 million for the period from January 28, 2005 through December 31, 2005 and, $0.5 million for the period from January 1, 2005 through January 27, 2005.

Advertising Expenses

We expense advertising costs as incurred. We incurred advertising expenses of approximately $4.1 million for the year ended December 31, 2007, $3.1 million for the year ended December 31, 2006, $3.3 million for the period from January 28, 2005 through December 31, 2005 and $0.3 million for the period from January 1, 2005 through January 27, 2005.

Pre-Alliance Acquisition Class B and C Units

The Company issued Class B and C Unit interests to certain members of management in connection with the May 5, 1998 recapitalization transaction, and certain additional Class B and Class M

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

interests in 2003 (see Note 18). These units were issued for nominal consideration based upon the subordinated nature of such interests, and represented performance-based compensatory awards for accounting purposes. Compensation expense was measured each period based upon the estimated fair value of all common units and recognized over the vesting period when it became probable that certain fair value target multiples, as defined, would be achieved. We recognized $1.1 million in non-cash incentive compensation expense related to these units in the period ended January 27, 2005. All Class B and C Unit interests were settled in connection with the consummation of the Transactions on January 27, 2005.

ALH Stock Option Plan

On January 27, 2005 in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted stock options among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price which averages $101.96 per share at year-end December 31, 2007, subject to certain requirements. As of December 31, 2007 stock options represented an aggregate of 7.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of December 31, 2007 approximately sixty-three percent (63%) of the options granted were time based options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of December 31, 2007 approximately thirty-seven percent (37%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. ALH is viewed as a nonpublic company for the purposes of applying FAS 123R as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of FAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007 ALH granted 7,605 new options to a new member of the executive staff. No further options have been issued since December 31, 2006 and no options were exercised in the year ended December 31, 2007.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Based upon a valuation of these stock options, we recognized $0.6 million of compensation expense, $0.1 million of income and $1.1 million of compensation expense for the Successor periods ended December 31, 2007, 2006 and 2005, respectively. No expense was recognized for the Successor periods ended December 31, 2007, 2006 or 2005 for the performance options as the specified annual targets for the respective years were not attained and other earnings target requirements are currently not expected to be attained.

Fair Value of Other Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these financial instruments. The amounts reported for borrowings under the Senior Credit Facility approximate fair value since the underlying instruments bear interest at variable rates that re-price frequently. The fair value of our Senior Subordinated Notes at December 31, 2007 is estimated based upon prices prevailing in recent market transactions. The fair value of interest rate swaps and commodity and foreign exchange hedges are obtained based upon third party quotes.

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

We recognized a loss reflecting changes in the fair value of interest rate swaps of $1.5 million for the year ended December 31, 2007 and a loss of $0.3 million for the year ended December 31, 2006. We recognized gains of $1.1 million for the period from January 28, 2005 through December 31, 2005 and nine thousand dollars for the period from January 1, 2005 through January 27, 2005.

We recognized a loss reflecting changes in the fair value of commodity hedges of $1.0 million and recognized a gain reflecting changes in the fair value of foreign currency hedges of $0.3 million for the year ended December 31, 2007. There was no significant activity with respect to either commodity or foreign currency hedges prior to 2007.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Certain Concentrations

We sell our products primarily to independent distributors. Our largest customer accounted for 8.8%, 10.2% and 12.6% of net revenues in 2007, 2006, and 2005 respectively.

Recently Issued Accounting Standards

The FASB is expected to issue a statement that would amend and clarify SFAS No. 140 (and related implementation guidance). The proposed statement will address permitted activities of qualifying special-purpose entities, including the degree of discretion allowable in determining the terms of beneficial interests issued after inception, and whether certain transfers can meet the criteria for sale accounting under SFAS No. 140 if the transferor or any consolidated affiliate provides liquidity support for the transferee’s beneficial interests. As the proposed statement has not been issued, the Company is unable to determine the effects of the related transition provisions, if any, on its existing securitization entity. However, in the event that transfers to its existing asset backed facility would no longer qualify as sales of financial assets in the future, the Company may recognize additional costs for a replacement facility or it may have other material financial statement effects. An exposure draft was issued in the third quarter of 2005 and a revised exposure draft is anticipated in the second quarter of 2008.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.” SFAS No. 156, amends certain aspects of SFAS No. 140, by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 was effective for the Company on January 1, 2007. The provisions of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements.

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The initial adoption of FIN 48 did not have an impact on our financial statements at January 1, 2007. During the year, we recorded a tax provision of $0.2 million under FIN 48.

In June 2006 the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-03). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company records gross receipts taxes and miscellaneous other taxes on a net basis in its Consolidated Statements of Operations. The Company concluded that such tax amounts are more appropriately presented on a net basis, as such there was no impact to the presentation on the financial statements.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We are currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective as of December 31, 2007 as the Company does not have publicly traded equity securities. The company has adopted SFAS No. 158 as of December 31, 2007 which resulted in a $0.1 million loss, net of tax, recorded in accumulated other comprehensive income account within member(s)’ equity.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred. SFAS 159 also

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning on or after January 1, 2008. We have evaluated and determined that when we adopt SFAS No. 159, it will not have a significant impact to the Company’s financial position and results of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 5—Infrequently Occurring Items:

Asset Impairment Charges

On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark. The non-cash impairment charge recorded in the quarter ending March 31, 2006 is a result of the Company’s determination that the best course of action for the Ajax trademark would be to sell this product line to a third party. Based on the offer received, which is discussed in the paragraph below, the fair value of the Ajax trademark was determined to be $1.4 million less than the carrying value of the Ajax trademark as of December 31, 2005. We had previously reduced the value of the Ajax trademark by $1.7 million in the fourth quarter of 2005, based on an asset impairment test conducted pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” The reduction in value recorded in the fourth quarter of 2005 was a result of our determination that the growth projections for the Ajax line would not be achieved. When the new growth projections were utilized in preparing the asset impairment test, an impairment charge was identified and recorded in the fourth quarter of 2005. These amounts are recorded within the securitization, impairment and other (income) costs line item of the Consolidated Statements of Operations.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

The total cash costs and expenses associated with the Facility closure and transition of product lines to Wisconsin are estimated to be approximately $10.5 million, comprised of (1) approximately $3.3 million of one-time termination benefits and relocation costs; (2) approximately $2.7 million of other labor related costs including training and temporary living expenses; (3) approximately $2.1 million related to the relocation of the Facility’s tooling and equipment; and (4) approximately $2.4 million of other related expenses. Of the $10.5 million, $0.9 million was incurred in the year ended December 31, 2007, $8.8 million was incurred in the year ended December 31, 2006 and $0.6 million was incurred in the period January 28, 2005 through December 31, 2005. The remaining $0.2 million is expected to be incurred prior to June 30, 2008 and relates primarily to continuing facility costs prior to disposition.

The table below summarizes the costs incurred by period and also summarizes where such costs are reflected in the Company’s Consolidated Statements of Operations:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Cash costs:
One-time termination benefits and relocation	$328	$2,421	$488
Other labor related costs	100	2,466	102
Relocation of the Facility’s tooling and equipment	113	1,946	12
Other related expenses	350	2,007	1

Total cash costs	891	8,840	603

Noncash costs:
Pension curtailment benefit	—	(513)	—
Retiree medical curtailment benefit	—	(619)	—
Accelerated depreciation	—	4,031	1,021

Total noncash costs	—	2,899	1,021

Total closure costs	$891	$11,739	$1,624

Cost of sales	$—	$4,031	$1,021
Selling, general and administrative expense	85	2,989	428
Securitization, impairment and other costs	806	4,719	175

Total closure costs	$891	$11,739	$1,624

Costs Associated with 2005 Asset Backed Facility

On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. In connection with the establishment of the Asset Backed Facility, the Company incurred $8.1 million of expenses related to establishing the new securitization facility. These expenses were comprised of structuring and underwriting fees of $5.8 million, legal and professional fees of $1.3 million and a LIBOR based cap premium of $1.0 million. These amounts are recorded within the securitization, impairment and other (income) costs line of the Consolidated Statements of Operations.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 6—Equipment Financing and Sales of Notes Receivable:

General

We maintain an internal financing organization to originate and administer promissory notes for financing of equipment purchases primarily for laundromats. These notes typically have terms ranging from Prime plus 1.0% to Prime plus 6.0% for variable rate notes and 8.0% to 14.5% for fixed rate notes. The average interest rate for all notes at December 31, 2007 approximates 9.24% with terms ranging from two to nine years. All notes allow the holder to prepay outstanding principal amounts without penalty, and are therefore subject to prepayment risk.

Funding Facilities

On June 28, 2005 Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2005 LLC (“ALER 2005”), and a trust, Alliance Laundry Equipment Receivables Trust 2005-A (“ALERT 2005A”), entered into a four year $330.0 million revolving credit facility (the “Asset Backed Facility”), backed by equipment loans and trade receivables originated by us. During the first four years of the new Asset Backed Facility, Alliance Laundry is permitted, from time to time, to sell its trade receivables and certain equipment loans to the special-purpose subsidiary, which in turn will sell them to the trust. The trust finances the acquisition of the trade receivables and equipment loans through borrowings under the Asset Backed Facility in the form of funding notes, which are limited to an advance rate of approximately 95% for equipment loans and 60-70% for trade receivables. Funding availability for trade receivables is limited to a maximum of $60.0 million, while funding for equipment loans is limited at $330.0 million less the amount of funding outstanding for trade receivables. Funding for the trade receivables and equipment loans is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. After four years from the closing date, which is June 27, 2009, (or earlier in the event of a rapid amortization event or an event of default), the trust will not be permitted to request new borrowings under the facility and the outstanding borrowings will amortize over a period of up to nine years. As of December 31, 2007 the balance of variable funding notes due to lenders under the Asset Backed Facility for equipment loans was $237.0 million.

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

Sales of Notes Receivable

Gains on sales of notes receivable and other net finance program income for the year ended December 31, 2007 (Successor) of approximately $8.1 million; for the year ended December 31, 2006 (Successor) of approximately $6.3 million; for the period January 28, 2005 through December 31, 2005 (Successor) of approximately $8.9 million, and for the period January 1, 2005 through January 27, 2005 (Predecessor) of approximately $0.4 million, are included in equipment financing, net revenue.

At December 31, 2007 we recorded $21.9 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005. At December 31, 2006 we recorded $18.1 million related to the estimated fair value of our beneficial interests in the notes sold to ALER 2005.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

Portfolio Information

The table below summarizes certain information regarding our equipment loan portfolio, delinquencies, and cash flows received from and paid to our special-purpose securitization entity:

	December 31, 2007		December 31, 2006
	Principal Amount	Principal Amount of Loans 60 Days or More Past Due	Principal Amount	Principal Amount of Loans 60 Days or More Past Due
Total portfolio	$246,580	$6,579	$238,295	$5,507
Less: loans sold	242,487	5,907	233,547	4,225

Loans held	4,093	$672	$4,748	$1,282

Allowance for loan losses	(602)		(829)

	$3,491		$3,919

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 Through January 27, 2005
	Successor	Successor	Successor	Predecessor
Proceeds from sales of loans	$96,345	$97,606	$95,201	$6,660
Purchase of delinquent or foreclosed assets	$—	$—	$—	$—
Servicing fees and other net cash flows received on retained interests	$10,443	$10,668	$9,833	$971

Our credit losses, on a total portfolio basis, as a percentage of average loans outstanding during 2007, 2006 and 2005 were 0.54%, 0.54% and 0.52%, respectively. The following table presents activity in the allowance for loan losses related to loans held on-balance sheet:

	Balance at Beginning of Period	Charges to Expense/ (Income)	(Additions)/ Deductions	Balance at End of Period
Period ended:
January 27, 2005 (Predecessor)	$1,530	$108	$102	$1,536
December 31, 2005 (Successor)	1,536	(597)	31	908
December 31, 2006 (Successor)	908	124	203	829
December 31, 2007 (Successor)	829	—	227	602

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

In 2005 the Company instituted a more aggressive program to recover on personal guaranties on defaulted equipment loans. This program generated income on several loans that were previously written off as uncollectible. It is the Company’s policy to write off the balance due on an equipment note receivable after the equipment supporting the loan has been sold and any proceeds have been applied against the outstanding balance. The Company pursues personal guarantees for the deficiencies.

Valuation of Retained Interests

With respect to the Asset Backed Facility, we recognize beneficial interests in notes sold to ALER 2005, which represents the estimated fair value of our retained interest in the residual cash flows, including interest earned from notes sold, and the present value of estimated proceeds from a cash reserve account.

	December 31,
	2007	2006
Beneficial interests in notes sold to ALER 2005	$21,895	$18,055

Key economic assumptions used in valuing retained interests at December 31, 2007 and 2006 were as follows:

	2007	2006
Average prepayment speed (per annum)	22.0%	25.0%
Expected credit losses (per annum)	1.0%	1.0%
Residual cash flows discounted at	12.5%	12.5%

The weighted-average remaining expected life of notes receivable sold by us was approximately 23 months at December 31, 2007.

At December 31, 2007 and 2006, key economic assumptions and the sensitivity of the current fair value estimates of such retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	December 31,
	2007	2006
Prepayment speed assumption:
Impact on FV 10% adverse change	$(214)	$(197)
Impact on FV 20% adverse change	$(431)	$(390)

Expected credit losses:
Impact on FV 10% adverse change	$(251)	$(253)
Impact on FV 20% adverse change	$(501)	$(505)

Residual cash flow discount rate:
Impact on FV 10% adverse change	$(362)	$(304)
Impact on FV 20% adverse change	$(713)	$(598)

These sensitivities are hypothetical and the effect of a variation in a particular assumption on the estimated fair value of retained interests is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities.

Note 7—Sales of Accounts Receivable:

As described in Note 6, we, through our bankruptcy remote subsidiary ALER 2005, entered into the Asset Backed Facility to finance the sale of all of our trade receivables and certain eligible notes receivable related to equipment loans. With respect to the variable funding notes (the “Notes”) secured by trade receivables, the Asset Backed Facility lenders will make loans which approximate 60% to 70% of the outstanding amount of trade receivables sold. Funding for the trade receivables is subject to certain eligibility criteria, including concentration and other limits, standard for transactions of this type. As servicer, we retain collection and administrative responsibilities for the accounts receivable sold. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2007 was $80.7 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $53.8 million. The total amount of uncollected balances on trade accounts receivable sold at December 31, 2006 was $69.0 million and the variable funding notes due to lenders under the Asset Backed Facility for trade receivables was $42.0 million.

Losses on sales of trade accounts receivable and related expenses of $3.6 million, $3.0 million and $2.1 million in 2007, 2006 and 2005, respectively, are included in selling, general and administrative expenses. Our retained interest in trade accounts receivable sold to ALER 2005 was $29.0 million at December 31, 2007 and $28.6 million at December 31, 2006.

Note 8—Goodwill and Other Intangibles:

Identifiable intangible assets, which are subject to amortization, consist primarily of customer agreements and distributor networks which are amortized over the assets’ estimated useful lives ranging from three to twenty years; engineering drawings, product designs and manufacturing processes, which are amortized over their estimated useful lives ranging from four to fifteen years; noncompete

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

agreements which are amortized over their estimated useful lives of two years and computer software and patents which are amortized over their estimated useful lives ranging from three to twenty years. Intangible assets also include trademarks and tradenames, which have an indefinite life. Such assets are not amortized, but will be subject to an annual impairment test pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.”

Amortization expense associated with identifiable intangible assets was as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006 (Restated)	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Amortization expense	$6,851	$5,676	$4,150	$14

The following is a summary of identifiable intangible assets as of December 31, 2007:

	December 31, 2007
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$113,029	$—	$113,029
Customer agreements and distributor network	31,245	10,184	21,061
Engineering and manufacturing designs and processes	16,003	3,872	12,131
Noncompete agreements	1,961	1,430	531
Patents	324	25	299
Computer software and other	1,683	717	966

	$164,245	$16,228	$148,017

The following is a summary of identifiable intangible assets as of December 31, 2006:

	December 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount
Identifiable intangible assets:
Trademarks and tradenames	$112,778	$—	$112,778
Customer agreements and distributor network	30,893	6,491	24,402
Engineering and manufacturing designs and processes	15,269	1,793	13,476
Noncompete agreements	1,772	406	1,366
Patents	276	14	262
Computer software and other	1,075	469	606

	$162,063	$9,173	$152,890

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Estimated amortization expense for existing identifiable intangible assets beginning in 2008 is expected to be approximately $6.4 million, $5.7 million, $5.0 million, $4.7 million and $2.1 million for each of the years in the five-year period ending December 31, 2012. Estimated amortization expense can be affected by various factors including future acquisitions or divestitures of product and/or licensing and distribution rights.

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

The changes in the carrying value of goodwill for the years ended December 31, 2005, December 31, 2006 and December 31, 2007 are summarized as follows:

Goodwill
Balance as of December 31, 2004	$55,414
Alliance Acquisition and purchase accounting, net	84,489

Balance at December 31, 2005	139,903
Goodwill from CLD Acquisition	39,678
Currency translation and other	688

Balance at December 31, 2006	180,269
Goodwill from CLD Acquisition	725
Currency translation and other	2,871

Balance at December 31, 2007	$183,865

As of December 31, 2005 pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on this impairment test we recorded no adjustment to the carrying value of goodwill and we recorded a reduction in the value of the Ajax trademark of $1.7 million which is reflected in securitization, impairment and other (income) costs. On March 20, 2006 the Board of Directors of ALH Holding Inc. resolved to discontinue the sale of Ajax finished goods, which was completed in 2006. In connection with this discontinuation, we recorded a non-cash charge for impairment of $1.4 million in the quarter ending March 31, 2006 for the reduction in the value of the Ajax trademark. On June 15, 2006 Alliance Laundry Systems LLC (the “Company”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sankosha Engineering Co. Ltd. (“Sankosha Engineering”) pursuant to which the Company agreed to sell to Sankosha Engineering certain intellectual property (including the “Ajax” trademark and tradename) associated with the Company’s line of Ajax pressing and finishing equipment for $1.2 million. As this was the net book value of the intellectual property at the time, there was no gain or loss recognized on the sale in the second quarter of 2006. The Company may continue to sell service and repair parts using the Ajax trademark or tradename for ten years from the date of the Purchase Agreement.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2007 pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of our goodwill, trademarks and tradenames, which have an indefinite life. Based on this impairment test we recorded no adjustment to the carrying value of goodwill and the indefinite lived trademarks and tradenames. In 2006 we recorded impairment charges of $1.0 million related to the finite lived LSG customer agreement, resulting from the Company’s CLD Acquisition and the decision to replace the 2002 supply agreement with LSG with a new supply agreement at substantially lower volumes. The carrying value of the trademarks and tradenames approximated $113.0 million at December 31, 2007 and estimated fair value exceeded carrying value by $35.5 million based upon the impairment test.

Note 9—Inventories:

Inventories consisted of the following at:

	December 31, 2007	December 31, 2006
Materials and purchased parts	$25,186	$23,127
Work in process	7,288	7,826
Finished goods	27,370	23,363
Less: inventory reserves	(2,235)	(2,401)

	$57,609	$51,915

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

Note 10—Property, Plant and Equipment:

Property, plant and equipment consisted of the following at:

	December 31, 2007	December 31, 2006
Land	$2,959	$3,087
Buildings and leasehold improvements	38,908	35,060
Capital leases	2,303	2,081
Machinery and equipment	62,089	55,886

	106,259	96,114
Less: accumulated depreciation	(37,715)	(27,661)

	68,544	68,453
Construction in progress	3,381	5,336

	$71,925	$73,789

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Depreciation expense was $10.2 million for the year ended December 31, 2007, $13.8 million for the year ended December 31, 2006, $14.0 million for the period from January 28, 2005 through December 31, 2005 and $0.5 million for the period from January 1, 2005 through January 27, 2005.

Note 11—Other Current Liabilities:

The major components of other current liabilities consisted of the following at:

	December 31, 2007	December 31, 2006
Warranty reserve	$7,748	$7,194
Accrued sales incentives	4,650	4,204
Salaries, wages and other employee benefits	9,860	11,859
Federal & state income tax	1,225	589
Accrued interest	8,307	6,907
Accrued interest swap contracts	1,247	—
CLD restructuring reserve	1,766	3,185
Other current liabilities	3,960	3,147

	$38,763	$37,085

Note 12—Debt:

Debt consisted of the following at:

	December 31, 2007	December 31, 2006
Senior Credit Facility	$190,000	$224,000
Senior subordinated notes	149,523	149,430
Revolving credit facility	—	—
Other long-term debt	875	998
Capital lease obligations	1,390	1,687

Gross long-term debt	341,788	376,115
Less: current portion	(601)	(526)

	$341,187	$375,589

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

After considering $70.0 million of cumulative voluntary prepayments made through December 31, 2007, the Term Loan Facility requires quarterly principal payments of approximately $0.5 million beginning March 31, 2009 though December 31, 2011. The final principal payment of $184.2 million is due on January 27, 2012. We are required to make prepayments with the proceeds from the issuance of certain equity, the incurrence of certain indebtedness, the disposition of certain assets and from excess cash flow, as defined in the Senior Credit Facility.

The Revolving Credit Facility is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Senior Credit Facility. A portion of the Revolving Credit Facility not in excess of $35.0 million is available for the issuance of letters of credit. Letters of credit issued on our behalf under the Revolving Credit Facility totaled $34.1 million at December 31, 2007.

Borrowings under the Senior Credit Facility bear interest, at our option, at a rate equal to an applicable margin plus (a) the base rate, which is the higher of (1) the prime lending rate as set forth on the British Banking Association Telerate and (2) the federal funds effective rate from time to time plus 0.5% or (b) the Eurodollar rate, which will be the rate at which Eurodollar deposits for one, two, three or six months are offered in the interbank Eurodollar market. Effective December 31, 2007, the applicable margin for the Revolving Credit Facility is 2.00% with respect to base rate loans and 3.00% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The applicable margin for the Term Loan Facility is 1.75% with respect to base rate loans and 2.75% with respect to Eurodollar loans, subject to step-downs if we meet certain leverage ratios. The interest rate on these borrowings as of December 31, 2007 was 7.38%.

In addition, we are obligated to pay a quarterly commitment fee currently equal to 1/2 of 1% per annum on the average daily unused portion of the $55.0 million revolving loan commitment. We recognized $0.1 million of interest expense each for commitment fees in 2007, 2006 and 2005, respectively. We are also obligated to pay a commission on all outstanding letters of credit in the amount of the applicable margin, then in effect with respect to Eurodollar loans under the Revolving Credit Facility, which currently is 3.00%, as well as a 0.25% fronting fee on the aggregate amount of all outstanding letters of credit.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Additional borrowings and the issuance of additional letters of credit under the Senior Credit Facility are subject to certain continuing representations and warranties, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect on our business or financial condition.

On September 10, 2007 the Company entered into an amendment and waiver (the “Amendment and Waiver”) to the Company’s Senior Credit Facility. Among other things, the Amendment and Waiver waived, until November 13, 2007, the Company’s failure to timely provide its financial statements to the Administrative Agent for the quarterly period ended June 30, 2007 and provided waivers related to defaults arising from the restatement of the Company’s financial statements for the fiscal year ended December 31, 2006 and the fiscal quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007. The Amendment and Waiver increased the applicable interest rate under the Senior Credit Facility (subject to adjustment for certain ratings events) by 25 basis points and provides for a 1% prepayment fee in the event the term loans under the Senior Credit Facility are refinanced at a lower rate during the twelve months following the effective date of the Amendment and Waiver.

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

Interest on the Senior Subordinated Notes accrues at the rate of 8 1/2% per annum and is payable semi-annually in arrears on January 15 and July 15. Such payments commenced on July 15, 2005. The fair value of the Senior Subordinated Notes at December 31, 2007 was approximately $144.0 million based upon prices prevailing in recent market transactions.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

On July 14, 2006, as a result of the CLD Acquisition, the Company assumed certain capital lease obligations which consist primarily of a capital lease obligation of approximately $1.5 million for a laser cutter in its Wevelgem, Belgium facility. This capital lease commenced in November 2005 and requires monthly payments of approximately $37,000 through October 2010. The acquired value of the laser cutter was $2.0 million as of December 31, 2007 with related accumulated depreciation of $0.3 million at December 31, 2007 and $0.1 million at December 31, 2006, respectively.

Debt Maturities and Liquidity Considerations

The aggregate scheduled maturities of long-term debt in subsequent years, after giving effect to $70.0 million of cumulative voluntary prepayments made prior to December 31, 2007 and including $0.5 million related to the discount on the Senior Subordinated Notes, are as follows:

Year	Long-term Debt	Capital Lease Obligation	Amount Due
2008	$116	$485	$601
2009	2,344	478	2,822
2010	2,312	423	2,735
2011	1,949	4	1,953
2012	184,154	—	184,154
Thereafter	150,000	—	150,000

	$340,875	$1,390	$342,265

Less: Unamortized discount on long-term debt			(477)

Long-term debt and capital lease obligations, net			$341,788

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

The maximum ratio of consolidated debt to Adjusted EBITDA under the Senior Credit Facility is scheduled to be reduced from 5.00 at December 31, 2007 to 4.50 at December 31, 2008. At December 31, 2007 based upon the maximum ratio of consolidated debt to Adjusted EBITDA allowable under the Senior Credit Facility of 5.00, we could have borrowed an additional $3.9 million of the available and unutilized Revolving Credit Facility, to finance our operations. We believe that future cash flows from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet our anticipated requirements for capital expenditures, working capital, interest payments, scheduled principal payments and other debt repayments that may be required as a result of the scheduled ratio of consolidated debt to Adjusted EBITDA discussed above.

Note 13—Member(s)’ Equity:

Member(s)’ equity at December 31, 2007 and December 31, 2006 consists of the following:

	December 31, 2007	December 31, 2006
Common member(s) contributed capital	$95,244	$95,244
Common stock	32,878	23,493
Treasury stock	(50)	(50)
Retained earnings (deficit)	5,798	(4,071)
Foreign currency translation adjustment	7,506	1,800
Pension liability and other benefits	(138)	(25)

	$141,238	$116,391

On December 28, 2007, ALH entered into a subscription agreement with OTPP, pursuant to which ALH sold to OTPP shares of its common stock with a value of $9.4 million. ALH contributed the proceeds of the offering to the Company, which were used to repay indebtedness outstanding under the term loan portion of our Senior Credit Facility.

Accumulated Other Comprehensive Income totaled $7.4 million and $1.8 million as of December 31, 2007 and 2006, respectively.

Note 14—Commitments and Contingencies:

The Company rents under operating leases a variety of assets used in its operations including manufacturing facilities, office equipment, automobiles and trucks. At December 31, 2007 we had commitments under long-term operating leases requiring approximate annual rentals in subsequent years as follows:

2008	$1,144
2009	1,001
2010	764
2011	622
2012	572
Thereafter	257

$4,360

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Rental expense amounted to $2.1 million for the year ended December 31, 2007, $2.7 million for the year ended December 31, 2006, $1.4 million for the period from January 28, 2005 through December 31, 2005 and $0.1 million for the period January 1, 2005 through January 27, 2005.

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

In September 2006 one of our foreign subsidiaries, Alliance International BVBA, was named in a lawsuit in the Belgian civil courts by a Belgian customer for having allegedly negligently designed, manufactured and assembled certain safety devices. These safety devices are not being used in our products, but were sold to that Belgian customer prior to the CLD Acquisition. The cause of the alleged defect is unknown and is being investigated by a court appointed expert. The damages claimed of EUR 1.6 million by the Belgian customer are currently unsubstantiated. No court hearing is expected before 2009. No injury has been reported as a consequence of the alleged defect. Although the outcome of this matter is not predictable with assurance, management believes that the amount of any potential damages, if any at all, resulting from this action would not exceed accruals and available indemnification recoverable from LSG pursuant to the CLD Acquisition agreements.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 15—Guarantees:

The Company, through its special-purpose bankruptcy remote subsidiary entered into a $330.0 million Asset Backed Facility as described in Notes 6 and 7 above. Pursuant to the terms of the Asset Backed Facility, we provide credit enhancement to the note purchasers including an irrevocable letter of credit, which is an unconditional lending commitment of the lenders under the Senior Credit Facility, subject to certain limits. We are obligated under the reimbursement provisions of the Senior Credit Facility to reimburse the lenders for any drawings on the credit enhancement by the facility indenture trustee. If the credit enhancement is not replenished by us after a drawing, the trust will not be permitted to request new borrowings under the Asset Backed Facility and the Asset Backed Facility will begin to amortize. The amount of the irrevocable letter of credit related to the Asset Backed Facility at December 31, 2007 was $32.4 million.

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

The changes in the carrying amount of our total product warranty liability were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Balance at beginning of period	$7,194	$4,109	$4,309	$4,309
Acquired product warranty liability	—	2,011	—	—
Currency translation adjustment	150	58	—	—
Accruals for current and pre-existing warranties issued during the period	5,364	4,947	2,140	140
Settlements made during the period	(4,960)	(3,931)	(2,340)	(140)

Balance at end of period	$7,748	$7,194	$4,109	$4,309

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 16—Income Taxes:

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

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” therefore tax expense has accordingly been provided for these unremitted earnings. Foreign taxes in the current year have been deducted instead of credited and are part of the current year federal net operating loss deferred tax asset.

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

Pre-tax income (loss) from operations was taxed in the following jurisdictions (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Domestic	$10,803	$(4,035)	$(1,819)
Foreign	5,951	(1,915)	—

	$16,754	$(5,950)	$(1,819)

The provision for income taxes consists of the following (in thousands):

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Current:
Federal	$—	$—	$—
State	76	57	—
Foreign	3,268	1,149	—

Total current	3,344	1,206	—

Deferred:
Federal	3,512	(2,125)	(455)
State	952	(308)	(703)
Foreign	(923)	(1,313)	—

Total deferred	3,541	(3,746)	(1,158)

Provision (benefit) for income taxes	$6,885	$(2,540)	$(1,158)

The Company did not provide for U.S. Federal income taxes or tax benefits for the Predecessor Company as it was a partnership for tax reporting purposes and the payment of federal and most state taxes were the responsibility of the partners.

Below is a reconciliation of the statutory federal income tax rate and the effective income tax rate:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005
Statutory federal tax rate	34.0%	-34.0%	-34.0%
State taxes, net (benefit)	3.7%	-3.9%	-1.0%
Goodwill	-1.0%	-3.0%	-8.9%
Foreign rate differential	0.4%	-0.1%	0.0%
Tax effect of hydrid instrument	-7.0%	-9.0%	0.0%
US tax on remitted earnings	6.1%	0.0%	0.0%
US tax on unremitted earnings	8.0%	5.0%	0.0%
Valuation allowance	7.2%	7.7%	0.0%
Federal tax credit	-7.8%	-2.4%	0.0%
State tax credits, net	-4.0%	-5.5%	-22.6%
Other, net	1.5%	2.5%	2.8%

Effective income tax rate	41.1%	-42.7%	-63.7%

Temporary differences which give rise to the deferred tax assets and liabilities at December 31, 2007 and December 31, 2006 are as follows (in thousands):

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2007	Year Ended December 31, 2006
Deferred income tax liabilities:
Unrealized gain on equipment notes sold	$(3,244)	$(2,557)
Goodwill	(10,139)	(6,864)
Intangibles	(5,059)	(2,651)
Foreign income	(1,453)	(297)
Fixed Assets	(1,136)	—
Other	(114)	(974)

Deferred income tax liabilities	(21,145)	(13,343)

Deferred income tax assets:
Inventory	454	1,309
Fixed assets	—	476
Deferred financing costs	2,375	2,708
Warranty reserves	2,237	2,208
Net operating loss and credit carry forwards	16,280	9,792
Other assets	2,992	2,707
Pensions and employee benefits	1,415	1,867
Other	559	260

Gross deferred income tax assets	26,312	21,327
Less valuation allowance	(1,662)	(458)

Deferred income tax assets	24,650	20,869

Net deferred income tax asset	$3,505	$7,526

The net deferred income tax asset is classified in the Consolidated Balance Sheet as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Current net deferred income tax asset	$2,481	$3,202
Non-current net deferred income tax asset	7,068	10,677
Current net deferred income tax liability	—	(216)
Non-current net deferred income tax liability	(6,044)	(6,137)

	$3,682	$7,526

The Company has recorded valuation allowances for certain tax attributes and other deferred tax assets. At this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets. A valuation allowance in the amount of $1.1 million has been recorded in 2007 against the domestic deferred tax asset for state net operating losses and credit carryforwards. A valuation allowance in the amount of $55,000 has been recorded in 2007 against the foreign deferred tax asset for losses in various countries where future earnings are not expected. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reversed and recognized in income.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2007, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $33.0 million and $26.5 million, respectively. The federal net operating loss carryforward will expire in 18-20 years and the state net operating loss carryforwards will expire in 3-20 years. The Company’s federal and state credit carryforwards were approximately $1.4 million and $2.0 million, respectively. The federal credit carryforwards will expire in 19-20 years and the state credit carryforwards will expire in 13-15 years.

The Company has various foreign subsidiaries which were either formed or acquired in conjunction with the CLD Acquisition. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” tax expense has accordingly been provided for these unremitted earnings. Also, the foreign tax expense generated in the current year has been deducted instead of credited and is part of the current year federal net operating loss deferred tax asset.

The Company has approximately $0.2 million of unrecognized tax benefits as of December 31, 2007, which, if recognized, would impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company has open tax years for which the Company could be subject to income tax examination by the U.S. federal and state tax authorities since becoming a U.S. taxable entity on January 27, 2005. In addition, the Company has open tax years in Belgium and Luxemburg, its primary foreign jurisdictions, for 2005, 2006 and 2007.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Year Ended December 31, 2007
Unrecognized tax benefits upon adoption on January 1, 2007	—
Additions based on tax positions related to the current year	158

Unrecognized tax benefits upon adoption on December 31, 2007	$158

Note 17—Pensions and Other Employee Benefits:

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

During 2007 the Company amended the Alliance Laundry Systems Pension Plan to freeze benefit accruals effective January 1, 2009 for all U.S. salaried employees. The amendment resulted in a one-time curtailment gain of $1.6 million measured as of December 31, 2007.

Total pension income for our pension plans was $1.1 million, which included a $1.6 million curtailment gain, for the year ended December 31, 2007. The pension plan expense was $0.4 million, which included a $0.5 million curtailment gain, for the year ended December 31, 2006, and $0.8 million for the period from January 28, 2005 through December 31, 2005 and $0.1 million for the period from January 1, 2005 through January 27, 2005, including the following components:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Service cost benefits earned during the period	$1,633	$1,618	$1,608	$151
Interest cost on projected benefit obligation	3,619	3,229	2,519	228
Expected return on plan assets	(4,790)	(3,962)	(3,334)	(310)
Net amortization and deferral	—	—	—	10
Curtailment gain	(1,557)	(513)	—	—

Net pension benefit (income) cost	$(1,095)	$372	$793	$79

The pension curtailment gain of $1.6 million in 2007 was recorded as a result of the freezing of benefit accruals effective January 1, 2009 for all salaried employees. The pension curtailment gain of $0.5 million in 2006 was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 5 “Infrequently Occurring Items.”

Assumptions used in determining net pension benefit cost were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Discount rate	5.90%	5.50%	5.75%	5.75%
Expected long-term rate of return on assets	8.50%	8.50%	8.75%	8.75%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%	4.00%

In determining the net pension benefit cost for 2007, we used an 8.50% long-term rate of return on assets assumption. To develop the expected long-term rate of return on assets assumption we considered historical returns and future expectations. Over the 10 and 15 year periods ending December 31, 2007 the returns on the portfolio, assuming it was invested at the mid point of our investment policy statement’s strategic asset allocation and is rebalanced annually, would have been an

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

annual average of approximately 8.28% and 10.61%, respectively. Considering these historical returns, costs of administering the plans and the potential for lower future returns due to a generally lower interest rate environment, we believe our long-term rate of return on assets assumption of 8.50% for 2007 and future years is reasonable. For the December 31, 2007 valuation of the benefit obligations the Company used the RP 2000 mortality table projected to 2008 to better align the plans with current life expectancies.

The reconciliation of the changes in the plans’ benefit obligation and the fair value of plan assets and the statement of the funded status of the plans at December 31 are as follows:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$62,629	$54,190
Service cost	1,633	1,618
Interest cost	3,619	3,229
Curtailment gain	(1,557)	(513)
Acquisition	—	8,857
Actuarial gain	(2,024)	(1,522)
Benefits paid	(3,345)	(3,230)

Benefit obligation at end of year	$60,955	$62,629

Change in plan assets:
Fair value of plan assets at beginning of year	$57,658	$44,719
Actual return on plan assets	1,856	6,985
Acquisition	—	8,148
Employer contributions	1,775	1,036
Benefits paid	(3,345)	(3,230)

Fair value of plan assets at end of year	$57,944	$57,658

Reconciliation of funded status:
Funded status	$(3,011)	$(4,971)
Unrecognized actuarial net loss	—	(1,299)

Accrued benefit cost	$(3,011)	$(6,270)

Net amount recognized:
Other long-term liabilities	$(3,011)	$(6,270)

	$(3,011)	$(6,270)

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2007	2006
Discount rate	6.40%	5.90%
Rate of increase in salaried compensation levels	4.00%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%

We use a December 31 measurement date for these plans.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The accumulated benefit obligation for the plans was $60,702 and $60,877 as of December 31, 2007 and 2006, respectively.

The weighted-average asset allocation of our plans as of December 31, by asset category is as follows:

Asset Category	2007	2006
Equity securities	67.0%	70.0%
Debt securities	32.0%	29.0%
Other	1.0%	1.0%

Total	100.0%	100.0%

Pension Committees (the “Committees”) have been appointed on behalf of Alliance Laundry as the plans’ administrator to manage the operations and administration of the pension plans and related trusts. The Committees have an investment policy statement for the pension plans that establishes target asset allocation ranges by asset type, plan objectives, securities guidelines for money managers, evaluation benchmarks and control procedures. The midpoint of the asset allocation ranges for the above listed asset classes are as follows: Equity securities 63%, Debt securities 34%, and Other (cash and cash equivalents) 3%. The Committees are committed to diversification to reduce the risk of large losses. To that end, the investment policy requires that each asset class will be diversified, multiple money managers with differing styles of management will be employed, and equity exposure will be limited to 80% of the total portfolio value. On a quarterly basis the Committees and an external investment advisor review progress towards achieving the pension plans’ and individual money managers’ performance objectives.

In addition to providing pension benefits in the U.S. we provide post-retirement benefit plans including health care, salary continuation and death benefits for eligible retirees and their dependents. Alliance Laundry’s health care benefits are for retired employees upon early retirement, up to age 65. Employees with more than 10 years of service are eligible for these benefits if they reach age 62 while working for the Company. Retiree health plans are paid for in part by employee contributions and are adjusted annually. Benefits are provided through various insurance companies whose charges are based either on the benefits paid during the year or annual premiums. Health benefits are provided to retirees and their covered dependents. On July 14, 2006 in connection with the CLD Acquisition, the Company acquired certain post-retirement benefit plans which included two salary continuation agreements and a retiree’s medical plan and a retiree’s life insurance plan for certain union employees at CLD’s Louisville, Kentucky plant. The purchased liabilities for the CLD post-retirement benefit plans were approximately $1.5 million.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Our net other post-retirement benefit cost included the following components:

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005
	Successor	Successor	Successor	Predecessor
Service cost benefits earned during the period	$136	$85	$96	$11
Interest cost on projected benefit obligation	141	148	107	11
Net amortization and deferral	(16)	(19)	(19)	10
Recognized actuarial loss	34	—	—	—
Curtailment gain	—	(619)	—	—

Net other post-retirement benefit cost (income)	$295	$(405)	$184	$32

Assumptions used in determining the net other post-retirement benefit cost were as follows:

	2007	2006	2005
Discount rate	5.90%	5.50%	5.75%
Rate of increase in salaried compensation levels	4.00%	4.00%	4.00%

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the plans at December 31:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$3,072	$2,239
Service cost	136	85
Interest cost	141	148
Acquisitions	—	1,497
Plan terminations	(1,326)	—
Curtailments	—	(539)
Actuarial loss (gain)	742	(136)
Benefits paid	(286)	(222)

Benefit obligation at end of year	$2,479	$3,072

Change in plan assets:
Employer contributions	$286	$222
Benefits paid	(286)	(222)

Fair value of plan assets at end of year	$—	$—

Funded status	$(2,479)	$(3,072)
Unrecognized prior service cost	—	(195)
Unrecognized actuarial loss	—	45

Accrued benefit cost	$(2,479)	$(3,222)

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The post-retirement benefit curtailment gain of $0.5 million in 2006 was recorded as a result of the termination of employees in Marianna, Florida in connection with the Marianna facility closure which is further discussed in Note 5 “Infrequently Occurring Items.” The plan termination cost of $1.3 million resulted from the settlement of the Cissell Life and Cissell Salary Continuation plans during 2007.

Assumptions used to determine the benefit obligation at the end of the year were as follows:

	2007	2006
Discount rate	6.40%	5.90%
Rate of increase in salaried compensation levels	4.00%	4.00%

We use a December 31 measurement date for these plans.

A 9% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2007 to determine the benefit obligation at the end of the year. A 10% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2006 to determine the benefit obligation at the end of the year. The rate in 2007 was assumed to decrease gradually to 6% until 2011 and remain at that level thereafter. The rate in 2006 was assumed to decrease gradually to 6% until 2010 and remain at that level thereafter.

A one percentage point increase in the assumed health care cost trend rate would increase the accumulated other post-retirement benefit obligation as of December 31, 2007 by approximately $183 thousand and increase the total of service and interest cost by approximately $28 thousand. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated other post-retirement benefit obligation as of December 31, 2007 by approximately $160 thousand and decrease the total service and interest cost by approximately $24 thousand.

Projected benefit payments from the plans as of December 31, 2007 are estimated as follows:

Year	Pension	Other Benefits
2008	$3,874	$217
2009	4,009	168
2010	4,241	198
2011	4,176	237
2012	4,221	223
2013 - 2017	22,062	1,331

We currently anticipate making a voluntary contribution in 2008 of approximately $1.8 million to our defined benefit pension plans.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post employment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income in Member(s)’ equity. The Company has adopted SFAS No. 158 as of December 31, 2007 which resulted in a $0.1 million loss, net of tax, recorded in the accumulated other comprehensive income account within member(s)’ equity.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the impact of the adoption of SFAS No. 158 (in thousands):

	December 31, 2007 Prior to SFAS 158 Adjustment	SFAS 158 Adjustments (Increase)/ Decrease	December 31, 2007 Post SFAS 158 Adjustment

Deferred income tax asset, net	$6,998	$80	$7,068

Total assets	$560,207	$80	$560,287

Other current liabilities	$(38,155)	$(607)	$(38,763)

Total current liabilities	(64,867)	(607)	(65,475)

Other long-term liabilities	(6,732)	389	(6,343)

Total liabilities	(418,831)	(218)	(419,049)

Member(s)’ equity	(141,376)	138	(141,238)

Total liabilities and member(s)’ equity	$(560,207)	$(80)	$(560,287)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Pension	Other
	Benefits	Benefits
Prior service cost	$—	$(16)
Loss	—	41

Net loss	$—	$25

Amounts recognized in accumulated other comprehensive income as of December 31, 2007 consist of the following (in thousands):

	Pension	Other
	Benefits	Benefits
Prior service credit (cost)	$—	$180
Accumulated gain (loss)	389	(787)
Deferred tax	(142)	222

Total amount recognized	$247	$(385)

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

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

Eligible U.S. employees are able to participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”), which is a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code. In addition, we may make a discretionary annual contribution to ALCAP equal to approximately one half of one percent of salaries and wages, subject to statutory limits, of eligible employees. Under the terms of ALCAP, covered employees are allowed to contribute up to 50 percent of their pay on a pre-tax basis up to the limit established by the Internal Revenue Service. We contribute amounts equal to 50 percent of the employee’s contributions, up to a maximum of such Company contributions equal to three percent of the employee’s pay. Effective January 1, 2008, the company match has been increased to 100% of the first 6% of the employee’s contributions. Total expense for ALCAP was $1.4 million, $1.2 million, and $1.2 million, for 2007, 2006 and 2005, respectively.

We have a defined contribution pension plan covering substantially all of our salaried employees in Belgium. We contribute 3.5% to 5.0% of their pay to the plan. Contributions to the plan for 2007 totaled $0.1 million. Contributions to the plan were $0.1 million for 2006 from the date of the CLD Acquisition.

Note 18—Related Party Transactions:

Post-Closing Retention Bonuses

On January 27, 2005, in connection with the Alliance Acquisition, the Company entered into new retention bonus agreements with certain members of management. Under the retention bonus agreements, these executives are entitled to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition, subject generally to their continued employment with Alliance Laundry through such date. The aggregate amount of retention bonuses payable upon the two year anniversary of the sale date under these agreements is approximately $2.3 million. For the years ended December 31, 2006 and December 31, 2005, we recognized $1.2 million and $1.1 million of expense related to these agreements, respectively. These retention bonuses were paid on January 29, 2007 to the named executives.

ALH Stock Option Plan

On January 27, 2005, in connection with the Alliance Acquisition, ALH established a stock option plan, primarily for the benefit of Alliance Laundry’s executive officers. As of the closing date of the Alliance Acquisition, ALH granted a total of 130,000 stock options among certain members of management. The granted options entitle the member of management to purchase shares of our common stock at an option price which averages $101.96 per share at year-end December 31, 2007, subject to certain requirements. As of December 31, 2007 stock options represented an aggregate of 7.7% of the fully diluted common shares of ALH common stock issuable upon exercise of stock options. As of December 31, 2007 approximately sixty-three percent (63%) of the options granted were time based

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

options, which vest according to anniversary dates. The majority of these time based options vest in five equal annual installments on each of the first five anniversaries of the closing date, with the potential for accelerated vesting upon a change in control of Alliance Laundry. As of December 31, 2007 approximately thirty-seven percent (37%) of the options granted were “performance options.” The majority of the performance options have the opportunity to vest in five annual installments based on Alliance Laundry’s achievement of certain specified annual or cumulative earnings targets during fiscal years 2005 through 2009. ALH is viewed as a nonpublic company for the purposes of applying FAS 123R as it does not meet the definition of a public company. ALH does not have publicly traded equity securities. ALH made a one time accounting policy decision to use the intrinsic value methodology to value its liability awards based on paragraph 38 of FAS 123R for both the service and performance option pools. The service and performance options are being classified as liabilities given the awards are expected to be settled in cash rather than shares. ALH elected to use the intrinsic value method for the service and performance options as they are being accounted for as liability awards. Intrinsic value estimates prepared by management are based on forecasted cash flow projections which are used to estimate the value of the company. This estimate is then used to determine the intrinsic value of the individual options as of the respective balance sheet date. The service options are re-measured based on management’s estimates of intrinsic value at each reporting period multiplied by the percentage of the awards that have vested as of the respective balance sheet date using the graded vesting approach. The performance options are re-measured based on management’s estimates of intrinsic value as well as management’s estimate of whether or not the related performance conditions have been or will be satisfied using the graded vesting approach.

During 2007, 9,633 unvested options were terminated and cancelled upon the retirement of an executive officer and 10,920 unvested options were terminated and cancelled related to an individual who is no longer an executive officer. During 2007 ALH granted 7,605 new options to a new member of the executive staff. No further options have been issued since December 31, 2006 and no options were exercised in the year ended December 31, 2007.

Based upon a valuation of these stock options we recognized $0.6 million of expense, $0.1 million of income and $1.1 million of compensation expense for the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. No expense was recognized for the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively, for the performance options as the specified annual targets for the respective years were not attained and other earnings target requirements are currently not expected to be attained.

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Based upon a valuation of these and all other previously issued incentive units, for the period ended January 27, 2005 we recognized $1.1 million of compensation expense, primarily associated with the acceleration of vesting of these units as of the Alliance Acquisition date.

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

Pre-Alliance Acquisition Preferred Interests

In May 1998 Alliance Holdings’ predecessor issued mandatorily redeemable preferred membership interests to Raytheon. In September 2003 these preferred membership interests were sold to affiliates of each of TCW and Sankaty. We redeemed all preferred membership interests in connection with the consummation of the Transactions on January 27, 2005.

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

Pre-Alliance Acquisition Management Services Agreement

In May 1998 we entered into a management services agreement (the “Management Services Agreement”) with Bain LLC pursuant to which Bain LLC agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by us and Bain LLC. In exchange for services, Bain LLC would receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain LLC at the time of the consummation of any additional acquisition or divestiture by us and of each financing or refinancing. Under this agreement, we recognized management services expense of $0.1 million for the period ended January 27, 2005. Additionally, pursuant to the Management Services Agreement, transaction fees paid to Bain in the period ended January 27, 2005 related to the Alliance Acquisition totaled $4.6 million.

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

Note 19 – Segment Information:

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

ALLIANCE LAUNDRY HOLDINGS LLC

Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2007	Year Ended December 31, 2006	January 28, 2005 through December 31, 2005	January 1, 2005 through January 27, 2005

	Successor	Successor	Successor	Predecessor
	(in millions)
Net Revenues:
Commercial laundry	$317.4	$282.9	$249.5	$17.3
Consumer laundry	19.4	14.4	9.8	0.2
Service parts	51.8	45.7	37.3	3.2
European Operations	85.4	36.5	—	—
Worldwide eliminations	(30.7)	(13.4)	—	—

	$443.3	$366.1	$296.6	$20.7

Gross Profit:
Commercial laundry	$104.2	$94.3	$83.1	$4.6
Consumer laundry	(0.1)	(0.2)	(0.3)	—
Service parts	21.0	19.1	15.7	1.5
European Operations	22.0	6.6	—	—
Worldwide eliminations	0.2	(2.0)	—	—

	147.3	117.8	98.5	6.1

Other manufacturing costs	(36.6)	(34.0)	(27.6)	(1.0)

Gross profit as reported	$110.7	$83.8	$70.9	$5.1

Depreciation and Amortization:
U.S. Operations	$15.3	$20.0	$20.2	$0.5
European Operations	$3.9	$1.7	$—	$—

Capital Expenditures:
U.S. Operations	$7.0	$5.6	$4.2	$0.2
European Operations	$1.3	$0.6	$—	$—

Assets:
U.S. Operations	$471.5	$482.4	$463.5	$487.1
European Operations	$89.0	$91.9	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and the Sole Member

of Alliance Laundry Holdings LLC:

Our audits of the consolidated financial statements referred to in our reports dated February 28, 2006 and March 10, 2008, (appearing in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company had a change in ownership as of January 27, 2005 which resulted in a new basis of accounting.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

March 10, 2008

Alliance Laundry Holdings LLC

Schedule II—Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts:

	Balance at	Acquisition	Charges to		Impact of Foreign	Balance
	Beginning	of	Expense/	(Additions)/	Exchange	at End of
	of Period	Business	(Income)	Deductions	Rates	Period
Period ended:
January 27, 2005 (Predecessor)	$123	—	1	(7)	—	$131
December 31, 2005 (Successor)	$131	—	138	165	—	$104
December 31, 2006 (Successor)	$104	802	157	136	22	$949
December 31, 2007 (Successor)	$949	—	310	158	81	$1,182
Inventory Valuation Reserves:

	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period

Period ended:
January 27, 2005 (Predecessor)	$1,319	—	223	58	—	$1,484
December 31, 2005 (Successor)	$1,484	—	217	185	—	$1,516
December 31, 2006 (Successor)	$1,516	358	694	167	—	$2,401
December 31, 2007 (Successor)	$2,401	—	916	1,082	—	$2,235
Notes Receivable Reserve:

	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period

Period ended:
January 27, 2005 (Predecessor)	$1,530	—	108	102	—	$1,536
December 31, 2005 (Successor)	$1,536	—	(597)	31	—	$908
December 31, 2006 (Successor)	$908	—	124	203	—	$829
December 31, 2007 (Successor)	$829	—	—	227	—	$602
Tax Valuation Reserve:
	Balance at Beginning of Period	Acquisition of Business	Charges to Expense/ (Income)	(Additions)/ Deductions	Impact of Foreign Exchange Rates	Balance at End of Period
Period ended:
January 27, 2005 (Predecessor)	$0	—	—	—	—	$0
December 31, 2005 (Successor)	$0	—	—	—	—	$0
December 31, 2006 (Successor)	$0	—	458	—	—	$458
December 31, 2007 (Successor)	$458	—	1,204	—	—	$1,662

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified under applicable rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weakness in Internal Control Over Financial Reporting:

During the third and fourth quarters of 2007 the Company implemented remedial actions under the remediation plan to address its material weakness. Specific remedial actions that have been taken or are being taken for each of the deficiencies that comprise the material weakness described above are as follows:

1.	Established requirements for the timely reconciliation of unvouched payables, including:

•	During the quarter ended December 31, 2007 and the quarter ended September 30, 2007, hired additional technical accounting personnel to address accounting and financial reporting requirements.

•	During the quarter ended September 30, 2007, documented reconciliation processes and adequately trained the appropriate accounting personnel.

•	During the quarter ended December 31, 2007, implemented a process that ensures the timely review and approval of accounting transactions by qualified accounting personnel.

•	During the quarter ended December 31, 2007, implemented procedure requiring that analyses of all significant non-routine transactions be reviewed by senior management.

•	During the quarter ended December 31, 2007, developed improved monitoring controls in the accounting department.

2.	Improved the technical accounting knowledge, experience and training in the application of generally accepted accounting principles, including:

•

During the quarter ended September 30, 2007, replaced the Plant Controller and hired a Senior Cost Accountant for the Ripon, Wisconsin manufacturing facility to address plant accounting and financial reporting requirements.

•	During the quarter ended December 31, 2007, assessed the technical accounting capabilities of its personnel to ensure the right complement of knowledge, skills and training.

•	During the quarter ended December 31, 2007, trained technical accounting personnel on new policies and procedures related to unvouched payables.

3.	Update the computation of unvouched payables and consignment inventory, including:

•	During the quarter ended December 31, 2007, created an enhanced database that more closely measures open receivers for inventory receipts and items cleared to vouched payables.

•

During the quarter ended September 30, 2007, implemented new policies and procedures requiring a detailed and comprehensive review of the underlying information supporting the amounts removed from unvouched payables for consignment inventory.

•	During the quarter ended September 30, 2007, enhanced communication and collaboration between the accounting department and the purchasing department.

•	During the quarter ended September 30, 2007, separated receipts of intercompany purchases into separate accounts to facilitate control and monitoring activities.

•

During the quarter ended December 31, 2007, assigned monitoring and control activities to the new Plant Controller and upgraded the accounting function through the hiring of additional accountants with relevant experience.

There have been changes, as identified above in the section, “Remediation of Material Weakness in Internal Control over Financial Reporting,” in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A “Controls and Procedures,” for a more complete understanding of the matters covered by such certifications.

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

Name	Age	Position

Thomas F. L’Esperance	59	Chief Executive Officer and Director
Michael D. Schoeb	45	President and Chief Operating Officer
Bruce P. Rounds	51	Vice President Chief Financial Officer
Jeffrey J. Brothers	61	Senior Vice President, Sales and Marketing
R. Scott Gaster	55	Vice President, General Manager Ripon Operations
Robert J. Baudhuin	46	Vice President, Engineering
Jean-Marc Vandoorne	38	Vice President, European Operations
Scott L. Spiller	57	Vice President, Chief Legal Officer, Secretary
Lee L. Sienna	56	Director
Shael J. Dolman	36	Director
Charles J. Philippin	57	Director
J. Hugh MacDiarmid	55	Director

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

Michael D. Schoeb joined us October 2007 as President and Chief Operating Officer. Before joining us he served as President and Chief Operating Officer at Wausau Homes, Inc. Prior to Wausau Homes, Mr. Schoeb served in senior management positions for six years with Hilti, Inc. and for eleven years with Johnson Controls, Inc.

Jeffrey J. Brothers has been our Senior Vice President of Sales and Marketing since October 1989. He has been employed with us since 1977. Mr. Brothers has been involved in sales for us since 1983 and has held other positions such as Manager of Distribution Development, Plant Controller and Financial Analyst.

Bruce P. Rounds joined us in 1989 as Vice President of Finance and was promoted to his current position as Vice President Chief Financial Officer in February 1998. He held the position of Vice President Business Development, from 1996 to 1998. Before joining us, he served in a variety of capacities for eight years at Mueller Company and for three years with Price Waterhouse. He is a Certified Public Accountant.

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

Robert J. Baudhuin has been our Vice President, Engineering since July 2006. He has been employed with us since 1992 and has held various management positions with us which include Vice President, General Manager Marianna Operations, Vice President of Product Management and Customer Support and Ripon Plant Manager. Prior to joining us, he served in various engineering and quality assurance positions for seven years with Maysteel Corporation.

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

Mr. Vandoorne is employed by Alliance through his management company, JM Vandoorne BVBA. For ease of reference throughout this Annual Report on Form 10-K, we have referred to Mr. Vandoorne, and not his management company, as an Alliance employee.

Scott L. Spiller had been our Vice President of Law & Human Resources, General Counsel and Secretary since February 1998 but he assumed the new title of Vice President, Chief Legal Officer and Secretary for Alliance Laundry in June 2004. From April 1996 to February 1998, Mr. Spiller practiced law as a sole practitioner. Prior to that, he was our General Counsel and Secretary for ten years.

Shael J. Dolman has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005. Mr. Dolman is a Director at Teachers’ Private Capital, the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from the University of Western Ontario and his MBA from McGill University. He is a director of The Hillman Group Inc. and Easton-Bell Sports, LLC.

Lee L. Sienna has been a member of the Board of Directors of ALH since the consummation of the Transactions on January 27, 2005 and is currently the Chairman of the Board. Mr. Sienna has been Vice President of Teachers’ Private Capital since 2002. From 1998 to 2002, Mr. Sienna was Partner at Calcap Corporate Finance Limited. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development. He currently serves on the Board of Directors of Easton-Bell Sports, AOT Bedding Holdings Corporation and General Nutrition Centers Inc. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.

Charles J. Philippin has been a member of the Board of Directors of ALH since May 1, 2005 and is currently the chair of the audit committee of the Board of Directors. Mr. Philippin has been a principal of Garmark Advisors since 2002. From 2000 through 2002 Mr. Philippin was CEO of Online Retail

Partners. From 1994 through 2000 Mr. Philippin was a member of the management committee of Investcorp International Inc. Prior to 1994 Mr. Philippin was a partner of PricewaterhouseCoopers and was National Director of Mergers & Acquisitions. He currently serves on the Board of Directors of CSK Auto. Mr. Philippin is also a Certified Public Accountant and received a Bachelor’s Degree from Columbia School of Engineering and Applied Sciences.

J. Hugh MacDiarmid has been a member of the Board of Directors of ALH since July 27, 2007. Mr. MacDiarmid has been the president and chief executive officer of Atomic Energy of Canada Limited since January 2008. From 2005 to 2007 Mr. MacDiarmid was the Managing Director of Holden America LLC. From 2003 to 2005 Mr. MacDiarmid was the president and chief executive officer of Laidlaw Transit Inc. From 2001 to 2003 Mr. MacDiarmid was the president of Killin Management Corporation. From 1995 to 2001 Mr. MacDiarmid was the executive vice-president of Canadian Pacific Railway. Prior to 1995 Mr. MacDiarmid served in senior management positions with Raptor Management Corporation, SC Stormont Corporation and Lumonics Inc., and was a Principal with McKinsey & Company.

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

Board of Directors and Officers of Alliance Laundry Corporation

Upon the consummation of the Transactions, Mr. L’Esperance was appointed the sole member of the Board of Directors of ALC, and Lee L. Sienna and Shael J. Dolman were appointed the President and Secretary of ALC, respectively. On February 28, 2005 Bruce P. Rounds and Scott S. Spiller were appointed Vice President Chief Financial Officer and Assistant Secretary of ALC, respectively.

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

Components of 2007 Executive Compensation

For the year ended December 31, 2007 the principal components of compensation for the named executive officers were:

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

Jean-Marc Vandoorne, our Vice President, European Operations, is compensated in EUROS. Unless otherwise indicated, all amounts paid to Mr. Vandoorne as disclosed in this Item 11 have been translated to U.S. dollars based on the average monthly conversion rate as provided by Pacific Exchange Rate Service. In addition, as discussed above, Mr. Vandoorne’s consulting services are compensated by Alliance through his management company, JM Vandoorne BVBA. As such, amounts due in respect of Mr. Vandoorne’s services are paid to JM Vandoorne BVBA and subsequently applied to applicable expenses incurred by the management company.

The base salaries for our named executive officers for the following fiscal years ended December 31 were as follows:

	2007	2006	% Change
Thomas F. L’Esperance	$397,512	$369,400	7.6% increase
Bruce P. Rounds	$206,952	$186,620	10.9% increase
Jean-Marc Vandoorne	$374,998	$313,819	19.5% increase
Jeffrey J. Brothers	$201,924	$186,424	8.3% increase
R. Scott Gaster	$192,924	$186,396	3.5% increase

Mr. Vandoorne’s base compensation at December 31, 2006 was EUR 237,580 and EUR 255,396 at December 31, 2007, which represents a 7.5% increase. The remaining percentage increase reflected above is due to the conversion of EUROS to U.S. dollars, which was affected by a weakening U.S. dollar from 2006 to 2007.

Annual Incentives. From time to time, we award discretionary bonuses to our executive officers and key employees in the form of annual cash bonuses relating to operational achievements during the prior year. Annual incentives are at the discretion of the Compensation Committee and generally relate to the successful completion for Board of Directors approved programs that are in support of our business strategies. For 2007, there were no discretionary bonuses awarded to our U.S. named executive officers. Approved programs for 2006 included the CLD Acquisition and the Marianna, Florida facility consolidation into the Ripon, Wisconsin facility. Annual discretionary bonuses are an important component of rewarding each executive’s individual performance in light of our business performance, as well as to provide an overall competitive compensation package.

In awarding annual discretionary bonuses, we consider the following factors:

•	Internal program review as presented by senior management;

•	Individual performance of the executive or key employee; and

•	Our overall Company performance.

The 2007 discretionary bonuses for our named executive officers were as follows:

Thomas F. L’Esperance	$—
Bruce P. Rounds	$—
Jean-Marc Vandoorne	$88,284
Jeffrey J. Brothers	$—
R. Scott Gaster	$—

Retention Bonuses. In connection with the Alliance Acquisition, we established an Executive Retention Bonus Program and entered into retention bonus agreements with each of Messrs. L’Esperance, Rounds, Brothers and Gaster, as well as other senior executives. The retention bonus agreements entitled the executives to receive special retention bonus awards upon the second anniversary of the closing date of the Alliance Acquisition, if they either (1) continued in employment through the second anniversary date or otherwise (2) were terminated by us without cause or by reason of death, disability or retirement. Failure to meet either of these requirements results in a forfeiture of the entire retention bonus. We entered into the retention bonus agreements in order to encourage business continuity by maintaining continuity among our top executives during the two-year period following the Alliance Acquisition, and to recognize and reward the executives’ dedication and commitment to us during this two-year transition period.

In connection with the CLD Acquisition, we entered into a retention bonus agreement with Mr. Jean-Marc Vandoorne. The retention bonus agreement entitles Mr. Vandoorne to receive a payment of EUR 217,600 (USD $319,502) no later than January 1, 2008 and an additional payment of EUR 217,600 (USD $319,502) upon the second anniversary of the closing date of the CLD Acquisition, if he either (1) continued in employment through the second anniversary date or otherwise (2) was terminated by us for any reason other than gross negligence or willful neglect.

During 2007 the named executives received the following retention bonuses:

	January 29,	December 31,
	2007	2007
Thomas F. L’Esperance	$1,252,800	$—
Bruce P. Rounds	$185,600	$—
Jean-Marc Vandoorne	$—	$319,502
Jeffrey J. Brothers	$203,000	$—
R. Scott Gaster	$197,200	$—

Long-Term Cash and Equity Incentives. We maintain an annual bonus plan (“Annual Bonus Plan”) that provides for cash incentive awards to be made to executive officers and key employees upon our Company’s attainment of pre-set Adjusted EBITDA targets. For the definition of Adjusted EBITDA see “ITEM 7 – Liquidity and Capital Resources under EBITDA and Adjusted EBITDA.” The pre-set Adjusted EBITDA targets are established annually, in the Compensation Committee’s discretion, as soon as practical after the Board of Directors approves the Company’s budget for a fiscal year. In addition, the Compensation Committee establishes a target amount for each executive officer as the cash incentive award for 100% attainment of the pre-set Adjusted EBITDA target. Awards are normally paid in cash in a lump sum following the close of each plan year. Executive officers must be employed on the last day of a plan year to receive an award. However, the plan provides for proration of awards in the event of certain circumstances such as the executive’s termination without cause, death, disability or retirement. No cash incentives were awarded to the executive officers for 2007 and 2006 under the Annual Bonus Plan as the Company’s actual financial performance was below the minimum threshold Adjusted EBITDA amount. The minimum threshold Adjusted EBITDA amount for 2007 was pre-set at an Adjusted EBITDA target of $70.7 million. We believe the focus on Adjusted EBITDA growth and other identified strategic business objectives as approved by the Board of Directors closely ties this element of executive compensation to our long-term objective to increase shareholder value.

Executive officers also participate in ALH Holding Inc. Stock Incentive Plan, under which we, at the Compensation Committee’s discretion, grant nonqualified and incentive stock options to our executive officers. We believe the use of stock options is intended to provide incentives to our executive officers to work toward the long-term growth of the Company by providing them with a benefit that will increase only to the extent the value of our common stock increases. The determination of the number of shares granted is based on the level and expected contribution of the executive officer. Under the plan, 80,763 nonqualified stock options were granted to the named executive officers based on stock option agreements executed in 2005. Sixty percent (60%) of these stock options for the named executive officers are time-based, i.e., they vest in annual equal installments over a five-year period. Forty percent (40%) of the options are performance-based, i.e., they vest in five annual installments if certain annual or cumulative earnings targets are met during fiscal years 2005 through 2009. We believe that this plan and the grant of time-based and performance-based stock options will (1) motivate superior executive performance by means of service and performance related incentives, (2) appropriately align the interests of the executives with the interests of the Company’s shareholders, and (3) enable us to attract and retain the services of a highly effective management team.

Retirement Benefits. Each of the named U.S. executive officers participates in the Alliance Laundry Systems Pension Plan (the “Pension Plan”), which is a qualified, non-contributory defined benefit cash balance plan, that covers all of our U.S. employees other than hourly employees hired on or after December 31, 2005. The pension plan was frozen effective January 1, 2009 for all salaried employees. No salaried employees hired after January 1, 2008 are eligible to participate in the pension plan. For eligible salaried employees under the Pension Plan, an account is established for each participant in which pay credits and interest credits are earned, based on a percentage of the participant’s compensation, which is adjusted for age and years of service. Compensation includes base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, capped at the applicable IRS annual dollar limits. A participant’s accrued benefits under the Pension Plan vest after five years of service. Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

In addition, all of the U.S. salaried employees, including our named executive officers, participate in the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 50% of the first 6% of the employee’s contribution. Matching contributions vest after three years of service. Effective January 1, 2008, the Company match has been increased to 100% of the first 6% of the employee’s contributions.

We believe that these retirement benefits comprise an important component in our objective of retaining our highly performing executives while attracting additional highly qualified employees in the future.

Severance Benefits. We provide severance benefits to each of our named U.S. executive officers, as well as other members of our senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement. In addition, each of Messrs. Rounds, Brothers and Gaster has an executive severance protection agreement with us. The severance agreements, which are described in more detail below under “Severance and Change in Control Arrangements,” generally provide for continued salary and health, dental and welfare benefits, as well as additional bonus, in the event that an executive is involuntarily terminated without cause (or, in the case of Mr. L’Esperance, due to death, permanent disability or permanent incapacity). The severance arrangements allow our executives to act in the best interest of our shareholders while mitigating the distraction of personal concerns, such as potential loss of employment, which may arise from their decisions.

Other Employee Benefits. We provide to the executive officers, standard health, dental, life insurance and other welfare benefits. We believe that providing competitive employee benefits is an important component in our objective of retaining our high-performing executives while attracting other highly qualified employees in the future.

Stock Ownership

We encourage our executive officers and key employees to own shares of ALH. In connection with the Alliance Acquisition, each of the named executive officers, as well as other members of our senior management, has purchased shares of common stock of ALH under our Stock Purchase and Rollover Investment Plan, which was adopted on January 27, 2005. In addition, the stockholders agreement executed in connection with the Alliance Acquisition gives the executive officers and certain other designated management members a preemptive right to purchase, at fair market value, additional shares of our common stock in any new issue in order to maintain their ownership percentage of our common stock. Consistent with this preemptive right, on July 14, 2006 we completed a management offering for participants in our Stock Purchase and Rollover Investment Plan, in which our named executive officers purchased, at fair market value, an additional 15,108 shares of our common stock. Additional information about the executive officers’ current stock ownership of ALH is available under “ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We believe that stock ownership serves to attract and retain executives as well as align their interests with the long-term interests of our owners.

Tax and Accounting Considerations

Deductibility of Executive Compensation

We generally structure all our compensation programs so that they are deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

The expenses associated with the stock options issued by us to our executive officers and other key employees are reflected in our financial statements. In the fourth quarter of calendar year 2005, the Company began accounting for these stock-based payments in accordance with the requirements of FASB Statement 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values. For further discussion see Item 8—Note 4 “Significant Accounting Policies” under the heading “ALH Stock Option Plan.” We previously accounted for these awards using the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, we did not recognize compensation expense for the options granted because the options had an exercise price equal to their fair market value on the date of grant.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lee L. Sienna, Chair

Shael J. Dolman

Summary Compensation Table

Name and Principal Position		Salary	Bonus	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
	Year	($)	($)	(Restated)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(f)	(g)	(h)	(i)	(j)
Thomas F. L’Esperance	2007	397,512	1,252,800	160,000	—	30,091	8,556	1,848,959
Chief Executive Officer,	2006	369,400	384,072	(18,500)	—	27,298	8,106	770,376
Director

Bruce P. Rounds	2007	206,952	185,600	76,800	—	33,428	6,926	509,706
Vice President,	2006	186,620	92,000	(8,880)	—	30,138	6,224	306,102
Chief Financial Officer

Jean-Marc Vandoorne	2007	333,141	407,786	—	—	—	—	740,927
Vice President,
European Operations

Jeffrey J. Brothers	2007	201,924	203,000	81,600	—	52,098	8,055	546,677
Senior Vice President,	2006	186,424	67,000	(9,435)	—	46,205	7,397	297,591
Sales and Marketing

R. Scott Gaster	2007	192,924	197,200	79,204	—	30,464	6,448	506,240
Vice President, General Manager	2006	186,396	67,000	(9,158)	—	25,528	6,224	275,990
Ripon Operations

(1)	No stock options were granted in 2007 to the named executive officers. As discussed below under “ALH Stock Option Plan,” options were granted in 2005 to the named executive officers and other key employees, with a portion of the stock options vesting in annual installments and a portion vesting if certain annual or cumulative earnings targets are met during fiscal years 2006 through 2009. The total number of options granted to the named executive officers that vested during 2007 was 9,691. The amount shown in column (f) is the dollar amount that was recognized in 2007 in accordance with FAS 123R under the intrinsic value method, which is further discussed in Note 18 to our consolidated financial statements.
(2)	No compensation was earned under the Annual Bonus Plan with respect to fiscal year 2007.
(3)	Change in pension value reflects the difference between the executive’s cash balance account as of December 31, 2006 and December 31, 2007, which are the relevant measurement dates used by the plan for financial reporting purposes. The change is attributable to annual pay credits (including supplemental pay credits) and interest credits. There is no above-market or preferential earnings on any deferred compensation accounts.
(4)	All other compensation includes matching contributions related to contributions made by the named executive officers to the Alliance Laundry Systems Capital Appreciation Plan (“ALCAP”) 401(k) plan and Company paid life insurance for the benefit of the named executive officers.

Grants of Plan-Based Awards in Fiscal Year 2007

	Estimated Future Payouts Under Non-Equity
	Incentive Plan Awards (1)
	Threshold	Target	Maximum
Name	($)	($)	($)
(a)	(c)	(d)	(e)
Thomas F. L’Esperance	—	397,500	596,250
Bruce P. Rounds	—	74,000	111,000
Jean-Marc Vandoorne	—	88,284	132,426
Jeffrey J. Brothers	—	74,000	111,000
R. Scott Gaster	—	74,000	111,000

(1)	The figures in these columns are estimates prepared in accordance with applicable disclosure requirements. No cash incentive amounts were actually paid to the named executive officers under the Annual Bonus Plan with respect to fiscal year 2007, as noted in the footnote to column (g) of the Summary Compensation Table, because the Company’s actual financial performance was below the minimum threshold. See the “Compensation Discussion and Analysis, Long-Term Cash and Equity Incentives,” for a detailed description of the Annual Bonus Plan. No equity-based awards were granted to the named executives during 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#) Unearned (4)	Option Exercise Price (5) ($)	Date Options Fully Vested	Option Expiration Date

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Thomas F. L’Esperance Units Awarded in 2005	7800	11,700	13,000	100.00	01/27/10	01/27/15
Bruce P. Rounds Units Awarded in 2005	3744	5,616	6,240	100.00	01/27/10	01/27/15
Jeffrey J. Brothers Units Awarded in 2005	3978	5,967	6,630	100.00	01/27/10	01/27/15
R. Scott Gaster Units Awarded in 2005	3861	5,792	6,435	100.00	01/27/10	01/27/15

(1)

Options awards in the table describe nonqualified stock options granted under the ALH Holding Inc. Stock Incentive Plan. For the named executive officers, sixty percent (60%) of these stock options are time-based, i.e., they vest in annual equal installments over a five-year period between January 27, 2006 and January 27, 2010. Forty percent (40%) of the options are performance-based, i.e., they vest in five annual installments between January 27, 2006 and January 27, 2010 if certain annual or cumulative EBITDA targets are met during fiscal years

2005 through 2009. Specifically, for each fiscal year, one-fifth of the stock options vest if the annual EBITDA target is met. If the annual EBITDA target is not met in a given fiscal year, the stock options may still vest on a “catch-up” basis if the cumulative EBITDA target is met for a subsequent fiscal year. The annual and cumulative EBITDA targets were pre-set at the time the stock options were granted. The stock options will accelerate if the Company experiences a change in control, as described below under “Severance and Change of Control Arrangements.” As of December 31, 2007, none of the stock options granted under the plan have been exercised.

(2)	This column represents the number of time-based stock options that had vested as of December 31, 2007.
(3)	This column represents the number of time-based stock options that had not vested as of December 31, 2007.
(4)	This column represents the number of performance-based stock options that have not yet been earned by the named executive officers. Because none of the EBITDA targets have been met since the granting of the options, none of these options have vested (or been “earned”) to date. However, as described in Footnote 1 to this table, these options may still vest on a “catch-up” basis.
(5)	The exercise price for the options is equal to the grant date fair market value of a share of ALH common stock.

Pension Benefits

Name		Change in Pension Value(1) ($)		Number of Years of Credited Service	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
	Plan Name	2006	2007	(#)	($)	($)
Thomas L’Esperance	Pension Plan	27,298	30,091	9	170,905	—
Bruce Rounds	Pension Plan	30,138	33,428	17	229,874	—
Jeffrey Brothers	Pension Plan	46,205	52,098	28	484,708	—
R. Scott Gaster	Pension Plan	25,528	30,464	11	177,496	—

(1)	Change in pension value reflects the difference between the executive’s cash balance account as of December 31, 2006 and December 31, 2007, which are the relevant measurement dates used by the plan for financial reporting purposes. The change is attributable to annual pay credits (including supplemental pay credits) and interest credits. There are no above-market or preferential earnings on any deferred compensation accounts.
(2)	The present value of accumulated benefit equals the value the executive’s cash balance account earned as of December 31, 2007 which is the relevant 2007 measurement date used by the plan for financial reporting purposes.

The Alliance Laundry Systems Pension Plan (the “Pension Plan”) is a qualified, non-contributory defined benefit cash balance plan. The Pension Plan presently covers all employees other than hourly employees hired on or after December 31, 2005. Substantially all of our eligible salaried employees, including our executive officers, participate in the Pension Plan. The cost of the pension plan is borne entirely by us. Under the provisions of the Pension Plan for salaried employees, a cash balance account is established for each participant in which annual pay credits and interest credits are earned as the participant provides service. Pay credits are calculated as a percentage of the participant’s compensation adjusted for age and years of service in accordance with the following table:

Pension Plan Pay Credits Table
Total of Age and Years of Service	Base Remuneration Credit Rates
Less than 45	3.0%
45 but less than 50	3.5%
50 but less than 55	4.0%
55 but less than 60	4.5%
60 but less than 65	5.0%
65 but less than 75	6.0%
75 but less than 85	7.0%
85 or more	8.0%

In addition, a supplemental pay credit is earned on remuneration in excess of $62,165 (indexed for years after 2006) at the lesser of 5% or the percentage used per the above table. Effective January 1, 2009, the Pension Plan will no longer provide annual pay credits. A participant’s account also increases for interest credits each year. Interest credits are earned at the rate of a one-year Treasury Bill as of the last day of the prior plan year plus 1%, which was 6.00% for 2007. The amount of earnings that can be recognized for plan purposes is limited by the IRS to $225,000 in 2007. Compensation includes base salary, bonuses, awards, commissions, supervisory differentials and shift premiums, but which is capped at the applicable IRS annual dollar limits. A participant’s accrued benefit under the Pension Plan vests after five years of service (effective January 1, 2009, a salaried employee vests after three years of service). Upon retirement or termination of employment, a salaried participant has the option to either (1) receive payment as a lump sum or one of the monthly annuity options or (2) leave the vested account balance in the Pension Plan (where it will continue to earn interest) until a later date. Benefit payments must begin by April 1 of the year following the year the participant reaches age 70 1/2.

Substantially all of the salaried employees, including our executive officers, participate in our ALCAP 401(k) plan. Under this plan, employees are permitted to defer up to 50% of their compensation (capped at the applicable IRS annual dollar limits) and we provide a matching contribution equal to 50% of the first 6% of the employee’s contribution. Matching contributions vest after three years of service. Effective January 1, 2008, the company match has been increased to 100% of the first 6% of the employee’s contributions and matching contributions will vest after two years of service.

Severance and Change in Control Arrangements

Severance Benefits

The Company provides severance benefits to each of its named U.S. executive officers, as well as other members of its senior management. Mr. L’Esperance’s right to a severance benefit is provided in his employment agreement with the Company. In addition, each of Messrs. Rounds, Brothers and Gaster has an executive severance protection agreement with the Company.

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

In the event that any of Messrs. Rounds, Brothers or Gaster is terminated by the Company without cause, he is entitled to receive (1) 12 months of continued base salary, (2) 12 months of continued medical, dental and health benefits, and (3) a pro-rated bonus for the fiscal year in which the termination occurred. The executives are subject to one-year non-competition and non-solicitation covenants, which are conditions to their receipt of the severance benefits.

The table below reflects estimated severance benefits which each named U.S. executive officer would be entitled to receive as well as the retention obligation to Jean-Marc Vandoorne under his retention bonus agreement, had a qualifying termination occurred on December 31, 2007. The amounts shown are estimates prepared in accordance with applicable disclosure requirements and do not necessarily reflect the actual amounts that would be paid to the executives, which would only be known upon an actual qualifying termination.

	Continued Salary ($)	Bonus ($)	Medical, Dental and Health Benefits ($)	Total ($)

Thomas F. L’Esperance	795,024	397,500	34,091	1,226,615
Bruce P. Rounds	206,952	74,000	17,046	297,998
Jean-Marc Vandoorne	319,502	—	—	319,502
Jeffrey J. Brothers	201,924	74,000	17,046	292,970
R. Scott Gaster	192,924	74,000	17,046	283,970

Change in Control Benefits

Although the service-based stock options granted to the executive officers under the ALH Holding Inc. Stock Incentive Plan become exercisable ratably over a five-year period, in the event of a change in control, all of the options, whether exercisable or unexercisable, are cancelled in exchange for a cash payment equal to the difference between the change in control consideration over the exercise price. Performance-based options that are exercisable at the time of a change in control are also cashed out in a change in control. However, this cash settlement treatment is subject to the right of the Compensation Committee to determine, in good faith, that the successor employer should instead assume the options or provide substitute options. In addition, accelerated vesting and cash settlements are limited to the extent necessary to prevent an executive from being subject to “golden parachute”

excise taxes under Section 280G and 4999 of the Internal Revenue Code. For purposes of this plan, a “change in control” is generally defined as the sale, exchange, transfer or disposition to one or more non-affiliated persons of (i) more than 50% of the common stock of ALH beneficially owned by OTPP, (ii) more than 50% of all assets of ALH and its majority-owned subsidiaries. Any unvested options still outstanding following a change in control will be cancelled in accordance with the terms of the plan and the relevant stock option agreements.

The Company does not have any other change in control arrangements with its executive officers.

Director Compensation

Compensation of Directors

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lee L. Sienna	$—	$—	$—	$—	$—	$—	$—
Shael J. Dolman	—	—	—	—	—	—	—
Charles J. Phillipin	69,000	—	—	—	—	—	69,000
J. Hugh MacDiarmid	23,007	—	—	—	—	—	23,007

Mr. Philippin is paid a fee of $30,000 per year as an independent member of the Board of Directors and a fee of $10,000 per year for his role as audit committee chair. In addition, Mr. Philippin is paid a meeting fee of $1,250 for each board meeting attended and $1,000 for each audit committee meeting attended plus reimbursable travel expenses. In 2007 Mr. Philippin received a total of $69,000 in director’s fees (which includes a one time special committee project fee). Mr. MacDiarmid is paid a fee of $30,000 per year as an independent member of the Board of Directors. In addition, Mr. MacDiarmid is paid a meeting fee of $1,250 for each board meeting attended plus reimbursable travel expenses. In 2007 Mr. MacDiarmid received a total of $23,007 in prorated director’s fees from his July 26, 2007 board membership date. Messrs. Lee L. Sienna, Shael J. Dolman and Thomas F. L’Esperance, as non-independent directors, receive no fees, but all directors are reimbursed for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. The Compensation Committee reviews director compensation from time to time and is responsible for recommending appropriate increases in such compensation.

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

ALH indirectly owns all of the outstanding equity interests of Alliance Laundry. The following table sets forth the beneficial ownership as of March 10, 2008 of ALH, of:

•	each person or entity known to us to own 5% or more of ALH common stock;

•	each member of ALH’s board of directors;

•	each of our named executive officers; and

•	all members of ALH’s board of directors and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 10, 2008 and not subject to repurchase as of that date are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Alliance Laundry Systems LLC, P.O. Box 990, Shepard Street, Ripon, Wisconsin 54971.

	Common Stock
	Number of Shares Beneficially Owned (1)	Percentage of Shares Owned (1)
OTPP	1,294,259	90.7%
Thomas F. L’Esperance	50,256	3.5
Bruce P. Rounds	15,256	1.1
Jean-Marc Vandoorne	2,748	0.2
Jeffrey J. Brothers	17,336	1.2
R. Scott Gaster	15,409	1.1
All employee directors and executive officers as a group(2)	133,097	9.1
Shael J. Dolman(3)(4)	1,294,259	90.7
Lee L. Sienna(3)(4)	1,294,259	90.7

(1)	The number of shares beneficially owned by the executives named in this table, as well as the corresponding percentage of shares owned, includes the management equity that such executives, or individual retirement accounts owned by such executives or their spouses, acquired in connection with the consummation of the Transactions and subsequent equity offerings. For each individual named in this table, the number of shares beneficially owned, as well as the corresponding percentage of shares owned, also includes vested stock options.

(2)	Does not include the shares of ALH common stock held by OTPP with respect to which Messrs. Dolman and Sienna may be deemed to have the power to dispose as described in footnote (4) below.
(3)	The address of each of Messrs. Dolman and Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.
(4)	Represents the shares of ALH common stock held by OTPP. Messrs. Dolman and Sienna may be deemed to have the power to dispose of the shares held by OTPP due to a delegation of authority from the board of directors of OTPP, and each expressly disclaims beneficial ownership of such shares.

DESCRIPTION OF CAPITAL STOCK

All of Alliance Laundry’s issued and outstanding equity interests are owned by Alliance Holdings and all of Alliance Holdings’ equity interests are owned by ALH. The following is a summary description of ALH’s capital stock and certain terms of its second amended and restated certificate of incorporation and its amended and restated by-laws, which became effective upon the consummation of the Transactions.

Authorized Capitalization

ALH’s authorized capital stock as of March 10, 2008 consists of:

•

2,000,000 shares of common stock, par value $0.01 per share of which 1,425,326 shares were issued to OTPP and members of our current management and 136,594 stock options related to the right to acquire shares of which 133,552 have been granted to certain members of current management; and

•	50,000 shares of preferred stock, par value $0.01 per share, of which no shares are issued and outstanding.

The rights and privileges of holders of the common stock are subject to any series of preferred stock that ALH may issue in the future and to the amended stockholders agreement. See “Certain Relationships and Related Transactions—Stockholders Agreement.”

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

Stockholders Agreement

Concurrent with the closing of the Alliance Acquisition, ALH entered into a stockholders agreement (the “Stockholders Agreement”) with OTPP, certain employees of ALH or its subsidiaries and certain entities affiliated with such employees, who own shares of ALH’s common stock. The Stockholders Agreement provides that the Chief Executive Officer of ALH will be a member of the Board of Directors of ALH. OTPP has the right to designate the other directors. The Stockholders Agreement provides that the other parties to the Stockholders Agreement will vote all of the shares of common stock owned by such stockholders in favor of the designees of OTPP.

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

For 2007 the audit committee pre-approved the continuation of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, for audit, audit related and tax related services.

Aggregate fees billed to us during the fiscal years ending December 31, 2007 and 2006, by our principal accounting firm, PricewaterhouseCoopers LLP, are set forth in the table below. All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Alliance by its independent auditor must be pre-approved by the Board of Directors. All audit and non-audit services provided by PricewaterhouseCoopers LLP during 2007 were pre-approved by the Board of Directors.

	2007	2006
	(in thousands)
Audit Fees (1)	$981.9	$543.1
Audit –Related Fees(2)	271.9	128.2
Tax Fees(3)	182.2	369.7
All Other Fees(4)	4.7	1.5

Total	$1,440.7	$1,042.5

(1)	Includes the aggregate fees associated with the annual audit and quarterly reviews billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements included in our Annual Reports on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by PricewaterhouseCoopers LLP. The audit-related fees include out-of-pocket expenses incurred by PricewaterhouseCoopers LLP while completing the financial statement audit. The audit-related fees for 2007 include services for consultations concerning acquisition related matters and related reporting standards and consultation regarding matters related to the ALERT2005 financing facility. The audit-related fees for 2006 include fees related to opening balance sheet audits, SEC comment letters and Section 404 procedures.
(3)	Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	Includes the aggregate fees billed in each of the last two fiscal years for services provided by PricewaterhouseCoopers LLP, other than those services described above. Other fees in 2007 and 2006 relate to software subscriptions and technical accounting seminars.

(PAGE INTENTIONALLY LEFT BLANK)

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 147.

(3) The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits” on pages 149 through 154.

(b) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report in the “Index to Exhibits” on pages 149 through 154.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted as a separate section of this report in the “List of Financial Statements and Financial Statement Schedules” on page 147.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Alliance Laundry Systems LLC has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Ripon, state of Wisconsin, on the 11th day of March 2008.

Signature	Title	Date

/s/ Thomas F. L’Esperance	Chief Executive Officer	3/11/08
Thomas F. L’Esperance

/s/ Bruce P. Rounds	Vice President Chief Financial Officer	3/11/08
Bruce P. Rounds

Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 11, 2008, by the following persons on behalf of the registrant and in the capacities indicated:

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

Item 15(a)(1), (2) and (3), and (b)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2007, and December 31, 2006	64

Consolidated Statements of Income (Loss) for the year ended December 31, 2007 (Successor), the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor), and the period January 1, 2005 through January 27, 2005 (Predecessor)	65

Consolidated Statements of Member(s) Equity (Deficit) and Comprehensive Income (Loss) for the year ended December 31, 2007 (Successor); the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor), and the period January 1, 2005 through January 27, 2005 (Predecessor)	66

Consolidated Statements of Cash Flows for the year ended December 31, 2007 (Successor); the year ended December 31, 2006 (Successor); the period January 28, 2005 through December 31, 2005 (Successor), and the period January 1, 2005 through January 27, 2005 (Predecessor)	67

Notes to Consolidated Financial Statements	68

Financial Statement Schedules:

The following consolidated financial statement schedule of Alliance Laundry Holdings LLC is included in Item 15(a),

Schedule II Valuation and Qualifying Accounts	118

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(PAGE INTENTIONALLY LEFT BLANK)

INDEX TO EXHIBITS:

Exhibit	Description	Incorporated Herein By Reference To
2.1	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, by and among ALH Finance LLC, Alliance Laundry Systems LLC and ALH Holding Inc.	Exhibit 2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

2.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of January 27, 2005, between ALH Finance Corporation and Alliance Laundry Corporation.	Exhibit 2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1	Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.3 to the Registrant’s Form S-4, Amendment #1, dated July 2, 1998 (file no. 333-56857-2)

3.1.1	Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Formation of Alliance Laundry Holdings LLC.	Exhibit 3.1.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.3	Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1 to Alliance Laundry Systems LLC’s Form S-4, Amendment No. 1, dated July 2, 1998 (file no. 333-56857-2)

3.1.4	Certificate of Amendment to Certificate of Formation of Alliance Laundry Systems LLC.	Exhibit 3.1.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.5	Certificate of Merger of ALH Finance LLC with and into Alliance Laundry Systems LLC.	Exhibit 3.1.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.6	Amended Certificate of Incorporation of Alliance Laundry Corporation.	Exhibit 3.1.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.1.7	Certificate of Merger of ALH Finance Corporation with and into Alliance Laundry Corporation.	Exhibit 3.1.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.1	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Holdings LLC, dated as of January 27, 2005.	Exhibit 3.2.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
3.2.2	Second Amended and Restated Limited Liability Company Agreement of Alliance Laundry Systems LLC, dated as of January 27, 2005.	Exhibit 3.2.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

3.2.3	Amended and Restated By-Laws of Alliance Laundry Corporation, as adopted on January 27, 2005.	Exhibit 3.2.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.1	Indenture, dated as of January 27, 2005 (the “2005 Indenture”), among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and The Bank of New York Trust Company N.A., as trustee.	Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.2	Form of Senior Subordinated Note.	Included in Exhibit 4.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.3	Supplemental Indenture to the 2005 Indenture, dated January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation and Lehman Brothers.	Exhibit 4.3 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.4	Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC (as successor by merger to ALH Finance LLC), Alliance Laundry Corporation (as successor by merger to ALH Finance Corporation) and the Initial Purchasers named therein.	Exhibit 4.4 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.5	Joinder Agreement to the Registration Rights Agreement, dated as of January 27, 2005, among Alliance Laundry Systems LLC, Alliance Laundry Corporation, Alliance Laundry Holdings LLC and the Initial Purchasers named therein.	Exhibit 4.5 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.6	Credit Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.6 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.7	Guarantee and Collateral Agreement, dated as of January 27, 2005, made by Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, and Alliance Laundry Corporation in favor of Lehman Commercial Paper Inc.	Exhibit 4.7 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
4.10	Supplemental Indenture to the 1998 Indenture, dated January 20, 2005, among Alliance Holdings, Inc., Alliance Laundry Systems LLC, Alliance Laundry Corporation and The Bank of New York as trustee.	Exhibit 4.10 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

4.11	Second Amendment, dated September 10, 2007 to the Credit Agreement dated as of January 27, 2005, among Alliance Laundry Holdings LLC, ALH Finance LLC, Alliance Laundry Systems LLC, the several banks and other financial institutions parties thereto and Lehman Commercial Paper Inc., as administrative agent.	Exhibit 4.11 to the Registrant’s Form 10-K/A, dated October 26, 2007 (file no. 333-56857-2)

10.1	Unit Purchase Agreement, dated as of December 7, 2004, by and among Alliance Laundry Holdings LLC, its Securityholders and ALH Holding Inc. and the sellers named therein.	Exhibit 10.1 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 27, 2005, by and among Alliance Laundry Holdings LLC, ALH Holding Inc. and the sellers named therein.	Exhibit 10.2 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.3	Supply Agreement dated as of January 4, 2006, by and among Coinmach Corporation (hereinafter, “Buyer”), and Alliance Laundry Systems LLC, (certain portions of this exhibit were omitted subject to a pending request for confidential treatment).	Exhibit 10.11 to Alliance Laundry Systems LLC’s Form 10-K, dated March 9, 2006 (file no. 333-56857-2)

10.4	Agreement by and between Alliance Laundry Systems LLC and The United Steelworkers of America Local 1327 Ripon, Wisconsin, executed and accepted on September 28, 2005.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated November 10, 2005 (file no. 333-56857-2)

10.5	Lease agreement, dated November 11, 2005 between Alliance Laundry Systems LLC (tenant) and 700 Stanton Drive, LLC (landlord).	Exhibit 10.15 to Alliance Laundry Systems LLC’s Form 10-K, dated March 9, 2006 (file no. 333-56857-2)

10.6	Amended and Restated Employment Agreement, dated as of January 27, 2005, by and between Alliance Laundry Systems LLC and Thomas F. L’Esperance.	Exhibit 10.20 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.7	Form of Executive Severance Protection and Restrictive Covenant Agreement of Alliance Laundry Systems LLC.	Exhibit 10.25 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

Exhibit	Description	Incorporated Herein By Reference To
10.8	Form of Closing Bonus Letter Agreement of Alliance Laundry Holdings LLC.	Exhibit 10.26 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.9	Executive Retention Bonus Letter Agreement, dated January 27, 2005, between Thomas F. L’Esperance and Alliance Laundry Systems LLC.	Exhibit 10.27 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.10	Form of Executive Retention Bonus Letter Agreement of Alliance Laundry Systems LLC.	Exhibit 10.28 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.11	ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted on January 27, 2005.	Exhibit 10.29 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.12	Stockholders Agreement, dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.30 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.13	Registration Rights Agreement of ALH Holding Inc., dated as of January 27, 2005, among ALH Holding Inc., Ontario Teachers’ Pension Plan Board and the Management Stockholders named therein.	Exhibit 10.31 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.14	ALH Holding Inc. Stock Incentive Plan, as adopted on January 27, 2005.	Exhibit 10.32 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.15	Form of ALH Holding Inc. Nonqualified Stock Option Agreement.	Exhibit 10.33 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.16	Form of Management Subscription Agreement of ALH Holding Inc.	Exhibit 10.34 to the Registrant’s Form S-4/A, dated February 11, 2005 (file no. 333-122524-02)

10.17	Indenture, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables Trust 2005-A and The Bank of New York, as indenture trustee.	Exhibit 10.1 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

Exhibit	Description	Incorporated Herein By Reference To
10.18	Purchase Agreement, dated as of June 28, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as buyer and Alliance Laundry Systems LLC as seller.	Exhibit 10.2 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.19	Pooling and Service Agreement, dated June 28, 2005, among Alliance Laundry Systems LLC as servicer and originator, Alliance Laundry Equipment Receivables 2005 LLC as transferor and Alliance Laundry Equipment Receivables Trust 2005-A as issuer.	Exhibit 10.3 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.20	Trust Agreement, dated June 14, 2005, between Alliance Laundry Equipment Receivables 2005 LLC as transferor and Wilmington Trust Company as owner trustee.	Exhibit 10.4 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.21	Administration Agreement, dated June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A, Alliance Laundry Systems LLC and The Bank of New York.	Exhibit 10.5 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.22	Limited Liability Company Agreement of Alliance Laundry Equipment Receivables 2005 LLC, dated as of June 1, 2005.	Exhibit 10.6 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.23	Insurance and Indemnity Agreement, dated as of June 28, 2005, between AMBAC Assurance Corporation as insurer, Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Equipment Receivables 2005 LLC as seller, Alliance Laundry Systems LLC and The Bank of New York as indenture trustee.	Exhibit 10.7 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.24	Note Purchase Agreement, dated as of June 28, 2005, among Alliance Laundry Equipment Receivables Trust 2005-A as issuer, Alliance Laundry Systems LLC as the Servicer, Alliance Laundry Equipment Receivables 2005 LLC as the transferor, the Note Purchasers party hereto, IXIS Financial Products Inc. as administrative agent and as an agent, Lehman Brothers Holdings Inc. as an agent and The Other Agents Hereto.	Exhibit 10.8 to Alliance Laundry Systems LLC’s Form 10-Q, dated August 10, 2005 (file no. 333-56857-2)

10.25 *	Employment Agreement, dated as of September 26, 2007, by and between Alliance Laundry Systems LLC and Michael D. Schoeb.

10.26 *	Amended and Restated ALH Holding Inc. Stock Incentive Plan, as adopted on January 31, 2008.

10.27 *	Second Amended and Restated ALH Holding Inc. Stock Purchase and Rollover Investment Plan, as adopted January 31, 2008.

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics.	Exhibit 14.1 to Alliance Laundry Systems LLC’s Form 10-K, dated March 18, 2005 (file no. 333-56857-2)

21.1*	Subsidiaries of Alliance Laundry Systems LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith